Form 10-Q
period 1994-12-31
PRODUCTION OPERATORS CORP
filed 1995-02-09
CIK 100712

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q



      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended      December 31, 1994

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to

                             Commission File No.
                                   0-3919

                        PRODUCTION OPERATORS CORP
        (Exact name of registrant as specified in its charter)

                                  Delaware
        (State or other jurisdiction of ncorporation or organization)

                                  59-0827174
                      (IRS Employer Identification No.)

                              11302 Tanner Road
                             Houston, Texas 77041
                   (Address of principal executive offices)

                                (713) 466-0980
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      YES  X                  NO

         On January 27, 1995 there were 10,078,084 shares of the Company's common stock, $l.00 par value, outstanding (exclusive of treasury shares).

   PART I.  FINANCIAL INFORMATION



                             FINANCIAL STATEMENTS
                   PRODUCTION OPERATORS CORP AND SUBSIDIARY


     The condensed consolidated financial statements included herein have been prepared by Production Operators Corp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
   The term "Company" as used herein refers to Production Operators Corp and its operating subsidiary, Production Operators, Inc., together with its subsidiaries, unless the context otherwise indicates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form l0-K. In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1994, and the results of their operations for the three months ended December 31, 1994 and 1993 and their cash flows for the three months ended December 31, 1994 and 1993 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                   PRODUCTION OPERATORS CORP AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 1994 AND SEPTEMBER 30, 1994
                               (000'S OMITTED)

                                                  December 31,  September 30,
                                                      1994           1994
                                                  ____________  _____________
                                                   (Unaudited)
   ASSETS
     Current assets:
       Cash and cash equivalents . . . . . . . .    $    315      $   1,037
       Marketable securities . . . . . . . . . .       2,469          2,589
       Receivables, net of reserve of $141 at
        December 31, 1994 and $135 at
        September 30, 1994 . . . . . . . . . . .      19,671         16,279
       Inventories - at cost:
         Compressor parts and supplies . . . . .       4,513          4,171
         Construction work in progress . . . . .       1,219          3,524
                                                    ________        _______
            Total current assets . . . . . . . .      28,187         27,600

     Property and equipment, at cost, net of
      accumulated depreciation, depletion and
      amortization of $135,934 at December 31,
      1994 and $133,037 at September 30, 1994. .     142,200        134,466

     Long-term receivable and other assets . . .       6,073          6,051
                                                    ________       ________
                                                    $176,460       $168,117

   LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Current liabilities:
       Accounts payable. . . . . . . . . . . . .    $  9,349       $  6,327
       Accrued liabilities                             2,699          5,712
       Income taxes payable. . . . . . . . . . .       1,426            279
                                                    ________       ________
            Total current liabilities. . . . . .      13,474         12,318

     Senior term notes . . . . . . . . . . . . .      10,689          6,000

     Deferred income taxes . . . . . . . . . . .      16,321         16,093

     Stockholders' investment:
     Common stock. . . . . . . . . . . . . . .        10,259         10,259
       Additional paid-in capital. . . . . . . .      71,039         70,988
       Retained earnings . . . . . . . . . . . . .    59,844         57,362
       Deferred compensation - ESOP. . . . . . . .    (3,580)        (3,289)
       Treasury stock. . . . . . . . . . . . . . .    (1,586)        (1,614)
                                                    ________       ________
          Total stockholders' investment . . . .     135,976        133,706
                                                    ________       ________
                                                    $176,460       $168,117


                   PRODUCTION OPERATORS CORP AND SUBSIDIARY
                        CONSOLIDATED INCOME STATEMENTS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
              (UNAUDITED-000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended
                                                         December 31
                                                      1994         1993
                                                    _______      _______
   Net revenues from sales and services
    and other income . . . . . . . . . . . . . .    $19,432      $19,201
                                                    _______      _______
   Costs and expenses:
     Cost of sales and services. . . . . . . . .      9,544        9,715
     Depreciation, depletion and amortization. .      3,453        3,399
     General and administrative expenses . . . .      1,544        1,592
     Interest and debt expenses. . . . . . . . .        108           33
                                                     14,649       14,739
                                                    _______      _______
   Income before income taxes and cumulative
    effect of change in accounting principle . .      4,783        4,462
   Provision for income taxes. . . . . . . . . .      1,705        1,611
   Income before cumulative effect of change in
    accounting principle . . . . . . . . . . . .      3,078        2,851
   Cumulative effect of change in accounting
    principle (SFAS No. 109) . . . . . . . . . .         --          200
                                                    _______      _______
   Net income. . . . . . . . . . . . . . . . . .    $ 3,078      $ 3,051

   Net income per share:
    Primary and fully diluted
     Income before cumulative effect of change
      in accounting principle. . . . . . . . . .    $   .30      $   .28
     Cumulative effect of change in accounting
      principle. . . . . . . . . . . . . . . . .         --          .02
     Net income. . . . . . . . . . . . . . . . .    $   .30      $   .30

   Weighted average shares outstanding . . . . .     10,168       10,180

   Dividends per share . . . . . . . . . . . . .    $   .06      $   .06

   Average shares outstanding upon which
    dividends were accrued . . . . . . . . . . .     10,078       10,069


                   PRODUCTION OPERATORS CORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                          (UNAUDITED-000'S OMITTED)


                                                         Quarter Ended
                                                          December 31,
                                                        1994       1993
   Cash flows from operating activities:
     Cash received from customers. . . . . . . . . .  $ 17,062   $ 15,945
     Cash paid to suppliers and employees. . . . . .    (8,625)   (12,479)
     Interest paid . . . . . . . . . . . . . . . . .      (133)       (33)
     Income tax paid . . . . . . . . . . . . . . . .      (319)        --
     Interest and dividends received . . . . . . . .       203        277
     Other income. . . . . . . . . . . . . . . . . .       141        132
                                                      ________    _______
                                                         8,329      3,842

   Cash flows from investing activities:
     Net additions to property and equipment . . . .   (12,913)   (10,117)
     Proceeds from sale of securities. . . . . . . .        --      2,441
     Proceeds from sale of property and equipment. .       502        132
     Other . . . . . . . . . . . . . . . . . . . . .      (436)      (360)
                                                      ________   ________
                                                       (12,847)    (7,904)

   Cash flows from financing activities:
     Additions to net borrowings on long-term
      senior notes . . . . . . . . . . . . . . . . .     4,689      1,303
     Dividends paid. . . . . . . . . . . . . . . . .      (605)      (604)
     Reduction of Company's ESOP bank loan . . . . .        --       (130)
     Additions to (reduction of) deferred
      compensation under Company's ESOP Plan . . . .      (290)       153
     Cash received upon exercise of stock options. .        10        130
     Cash bonus paid upon exercise of stock options.        (2)       (79)
     Repurchases of stock awards . . . . . . . . . .        (6)        (2)
                                                      ________   ________
                                                         3,796        771

   Net decrease in cash and cash equivalents . . . .      (722)    (3,291)
   Cash and cash equivalents at beginning of year. .     1,037      3,453
                                                      ________   ________
   Cash and cash equivalents at end of quarter . . .  $    315   $    162



                   PRODUCTION OPERATORS CORP AND SUBSIDIARY
   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                           (UNAUDITED-000'S OMITTED)


                                                         Quarter Ended
                                                          December 31,
                                                        1994        1993
   Net income. . . . . . . . . . . . . . . . . . . . .$ 3,078     $ 3,051
                                                      _______     _______
   Adjustments:
     Depreciation, depletion and amortization. . . . .  3,453       3,399
     Provision for deferred income tax . . . . . . . .    228         508
     Provision for tax benefits on stock option
      exercises and ESOP dividends . . . . . . . . . .     11         107
     Issuance of stock awards. . . . . . . . . . . . .     74          85
     Provision for bad debts . . . . . . . . . . . . .      6           6
     Gain on sale of property and equipment. . . . . .   (172)        (84)
     Gain on sale of marketable securities . . . . . .     --        (163)
     Increase in receivables . . . . . . . . . . . . . (2,899)     (2,029)
     (Increase) decrease in inventories. . . . . . . .  2,846      (1,176)
     Decrease in long-term receivable and
      other assets . . . . . . . . . . . . . . . . . .    428          53
     Increase in valuation reserve for
      unrealized losses on marketable securities . . .    120          --
     Increase (decrease) in accounts payable . . . . .  3,022        (487)
     Decrease in accrued liabilities . . . . . . . . . (3,013)       (224)
     SFAS No. 109 adjustment . . . . . . . . . . . . .     --        (200)
     Increase in income taxes payable. . . . . . . . .  1,147         996
                                                      _______     _______
                                                        5,251         791
                                                      _______     _______
   Net cash provided by operating activities . . . . .$ 8,329     $ 3,842


                            MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTES OF OPERATIONS


   Results of Operations - The Company reported net revenues from sales and services and other income of $19,432,000 during its first fiscal quarter ended December 31, 1994 as compared to $19,201,000 for the first quarter of fiscal 1994.

   Current year first quarter revenues from contract gas handling services were $16,837,000, an improvement of $1,410,000 (9%) over the prior year first quarter. Beginning with the first quarter of its fiscal 1995 year, the Company will include revenues and operating income from enhanced oil recovery (EOR) services, historically presented as a separate business area, in its core contract gas handling services segment. As disclosed in the Company's annual report for the most recent fiscal year ended September 30, 1994, the expiration of the SACROC pipeline contract at December 31, 1994, along with reduced carbon dioxide gas throughput at the Comanche Creek pipeline, has essentially reduced EOR operations to an insignificant level no longer warranting continued separate distinction for financial reporting purposes. Revenue producing compression equipment, including operation of customer owned units, averaged 297,000 horsepower for the three months ended December 31, 1994 versus 257,000 in the same quarter a year ago, an increase of 16%. At its December 31, 1994 quarter end, the Company had 306,000 operating horsepower with a contracted backlog of 61,000 horsepower. In the first fiscal quarter of 1995, average realized prices per horsepower declined 1.4% from the year ago period which is primarily due to an increase in the compressor fleet average unit size, as measured in horsepower. In general, revenue per horsepower is inversely related to average unit size. In management's view the continued record level of applied horsepower, as well as the high backlog at December 31, 1994, is attributable to an ongoing secular trend to outsource specialized production services, such as the type provided by Production Operators, by the larger oil and gas producers and pipeline gathering companies. During its most recent quarter, the Company began construction of a compression facility in the Neuquen area of western Argentina which will initially be equipped with seven units totaling 10,500 horsepower. Startup of operations is anticipated during the second fiscal quarter ending March 31, 1995. Subsequent to December 31, 1994, the Company was awarded a contract to install and operate a second large facility in the Neuquen area requiring 16,000 additional horsepower. This installation is tentatively planned to commence operations during the fourth quarter of fiscal 1995.

   Revenues related to the Company's oil and gas producing segment were $2,366,000 for the 1995 first quarter, a decrease of $819,000 (26%) from a year ago. For the most recent quarter, production totaled 113,459 barrels of oil, a decline of 24%, and 383,181 Mcf of gas, a reduction of 26%, as compared to 149,288 barrels of oil and 515,488 Mcf of gas in the comparable year ago period. Approximately 40% of the decrease in oil volumes was related to the sale of a producing property during the preceding fiscal year. The remaining overall production dropoff is attributable to a combination of natural decline rates and the curtailment of gas well development due to unfavorable market prices for natural gas. Average realized prices during the current year's first quarter were $15.56 per barrel of oil and $1.57 per Mcf of gas as compared to $13.95 and $2.14, respectively, a year earlier.

   Other revenues, consisting principally of rents, interest, dividends and gains and losses on sales of equipment and marketable securities amounted to $229,000 for the fiscal 1995 first quarter as compared to $589,000 in the fiscal 1994 first quarter. The decline was largely due to recording a valuation reserve for marketable securities along with a greater level of interest and dividends in the prior year from significantly higher marketable securities holdings at that time.

   Total operating income from sales and services (revenues less cost of sales and services and depreciation, depletion and amortization) was $6,206,000 for the first quarter of the current fiscal year representing an increase of $708,000 (13%) above the prior year's first quarter.

   In the Company's primary core business segment, operating income from contract gas handling services increased $991,000 (19%) in the quarter ended December 31, 1994 versus the same quarter of fiscal 1994. Contributing to this improvement were the increase in the level of applied compression horsepower and revenues associated with the design, engineering and construction of the related compression facilities.

   Operating income from oil and gas producing operations for the most recent quarter was $59,000, a decline of $342,000 versus the same quarter a year ago. The reduced results from this segment are principally attributable to the sale of a property last year, an overall decline in production volumes along with continued weakness in market prices for both crude oil and natural gas as cited above.

   During the fiscal 1995 first quarter, general and administrative expenses decreased 3% while interest expense increased from $33,000 to $108,000 as compared to the first quarter of the prior year.

   For the December 31, 1994 quarter, the average effective income tax rate of 35.6% remained about the same as compared to the first quarter a year ago. During its fiscal 1994 first quarter ended December 31, 1993, the Company recognized the cumulative effect of adopting Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which change was mandated in that period. The adoption of SFAS No. 109 restated the Company's deferred income tax liability accounts in accordance with the newly required accounting method and resulted in a positive adjustment to earnings of $200,000 in the first quarter of the prior year.

   Liquidity and Capital Resources - As of December 31, 1994, the Company had cash and cash equivalents on hand totaling $315,000 versus $1,037,000 at its September 30, 1994 yearend. Accounts receivable showed an increase of $3,392,000 which was due to the increased level of compression services and associated construction and installation activities. The inventory-construction work in progress account decreased from $3,524,000 to $1,219,000 during the most recent quarter as a result of the successful completion of a large construction and installation project. The combined balances in accounts payable and accrued liabilities changed only slightly during the three months ended December 31, 1994 while the current taxes payable balance increased to
   $1,426,000 from $279,000 at September 30, 1994.   Increased bank
   borrowings during the 1995 first quarter caused a rise in the senior term notes balance.

   The principal sources of cash during the past quarter were $8,329,000 from business operations, 4,689,000 in bank borrowings and $502,000 of proceeds on asset sales. The chief uses of cash were for capital expenditures of $12,913,000 and the payment of dividends in the amount of $605,000. Management expects cash requirements for the remainder of fiscal 1995 to be satisfied from cash on hand, liquidation of marketable securities, cash flow from operations and additional bank borrowings as required.

   PART II.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   The Registrant made no filing on Form 8-K during the period October 1, 1994 and December 31, 1994.

   All other items are inapplicable or have negative answers and are therefore omitted from this report.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRODUCTION OPERATORS CORP
                                   (Registrant)



                                   By:  D. John Ogren
                                        D. John Ogren
                                        President



                                   By:  William S. Robinson, Jr.
                                        William S. Robinson, Jr.
                                        Treasurer
                                        Chief Financial Officer


   Date:    February 9, 1995