Form 10-Q
period 1995-03-31
PRODUCTION OPERATORS CORP
filed 1995-05-09
CIK 100712

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q



     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended        March 31, 1995

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to

                          Commission File No.
                                0-3919


                        PRODUCTION OPERATORS CORP
        (Exact name of registrant as specified in its charter)



                           Delaware
   (State or other jurisdiction of incorporation or organization)

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


                      YES  X                  NO


       On April 27, 1995 there were 10,077,559 shares of the Company's common stock, $l.00 par value, outstanding (exclusive of treasury shares).


                                                       1 of 10 pages

   PART I.  FINANCIAL INFORMATION



                           FINANCIAL STATEMENTS

                 PRODUCTION OPERATORS CORP AND SUBSIDIARY



     The condensed consolidated financial statements included herein have been prepared by Production Operators Corp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The term "Company" as used herein refers to Production Operators Corp and its operating subsidiary, Production Operators, Inc., together with its subsidiaries, unless the context otherwise indicates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form l0-K. In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1995, and the results of their operations for the six months ended March 31, 1995 and 1994 and their cash flows for the six months ended March 31, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


                   PRODUCTION OPERATORS CORP AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                 AS OF MARCH 31, 1995 AND SEPTEMBER 30, 1994
                               (000'S OMITTED)

                                                     March 31,  September 30,
                                                       1995          1994
                                                    __________  _____________
                                                    (Unaudited)
     ASSETS
       Current assets:
         Cash and cash equivalents . . . . . . . .   $  1,618     $   1,037
         Marketable securities . . . . . . . . . .      2,571         2,589
         Receivables, net of reserve of $147 at
          March 31, 1995 and $135 at
          September 30, 1994 . . . . . . . . . . .     20,702        16,279
         Inventories - at cost:
           Compressor parts and supplies . . . . .      4,688         4,171
           Construction work in progress . . . . .        727         3,524
                                                     ________      ________
              Total current assets . . . . . . . .     30,306        27,600

       Property and equipment, at cost, net of
        accumulated depreciation, depletion and
        amortization of $139,289 at March 31,
        1995 and $133,037 at September 30, 1994. .    161,418       134,466

       Long-term receivable and other assets . . .      6,201         6,051
                                                     ________      ________
                                                     $197,925      $168,117

     LIABILITIES AND STOCKHOLDERS' INVESTMENT
       Current liabilities:
         Accounts payable. . . . . . . . . . . . .   $  9,155      $  6,327
         Accrued liabilities . . . . . . . . . . .      3,465         5,712
         Income taxes payable. . . . . . . . . . .        493           279
                                                     ________      ________
              Total current liabilities. . . . . .     13,113        12,318

       Senior term notes . . . . . . . . . . . . .     28,737         6,000

       Deferred income taxes . . . . . . . . . . .     17,546        16,093

       Stockholders' investment:
         Common stock. . . . . . . . . . . . . . .     10,259        10,259
         Additional paid-in capital. . . . . . . .     71,039        70,988
         Retained earnings . . . . . . . . . . . .     62,286        57,362

         Deferred compensation - ESOP. . . . . . .     (3,456)       (3,289)
         Treasury stock. . . . . . . . . . . . . .     (1,599)       (1,614)
                                                     ________      ________
            Total stockholders' investment . . . .    138,529       133,706
                                                     ________      ________
                                                     $197,925      $168,117


                  PRODUCTION OPERATORS CORP AND SUBSIDIARY
                        CONSOLIDATED INCOME STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
              (UNAUDITED-000'S OMITTED EXCEPT PER SHARE AMOUNTS)


                                         Quarter Ended     Six Months Ended
                                           March 31,           March 31,
                                        1995      1994      1995      1994
                                      _______   _______   _______   _______
   Net revenues from sales and
    services and other income . . . . $19,862   $18,891   $39,294   $38,092
   Costs and expenses:
     Cost of sales and services . . .   9,589     9,189    19,133    18,904
     Depreciation, depletion and
      amortization. . . . . . . . . .   3,510     3,663     6,963     7,062
     General and administrative
      expenses. . . . . . . . . . . .   1,787     1,591     3,331     3,183
     Interest and debt expenses . . .     337        64       445        97
                                      _______   _______   _______   _______
                                       15,223    14,507    29,872    29,246

   Income before income taxes and
    cumulative effect of change in
    accounting principle. . . . . . .   4,639     4,384     9,422     8,846
   Provision for income taxes . . . .   1,602     1,542     3,307     3,153
   Income before cumulative effect
    of change in accounting
    principle . . . . . . . . . . . .   3,037     2,842     6,115     5,693
   Cumulative effect of change in
    accounting principle (SFAS
    No. 109). . . . . . . . . . . . .      --        --        --       200
                                      _______   _______   _______   _______
   Net income . . . . . . . . . . . . $ 3,037   $ 2,842   $ 6,115   $ 5,893

   Net income per share:
    Primary and fully diluted:
     Income before cumulative
      effect of change in
      accounting principle. . . . . . $   .30   $   .28   $   .60   $   .56
     Cumulative effect of change in
      accounting principle. . . . . .      --        --        --       .02
     Net income . . . . . . . . . . . $   .30   $   .28   $   .60   $   .58

   Weighted average shares
    outstanding . . . . . . . . . . .  10,171    10,181    10,169    10,181

   Dividends per share. . . . . . . . $   .06   $   .06   $   .12   $   .12

   Average shares outstanding upon
    which dividends were accrued. . .  10,078    10,071    10,078    10,071



                   PRODUCTION OPERATORS CORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                          (UNAUDITED-000'S OMITTED)


                                                        Six Months Ended
                                                             March 31,
                                                        1995        1994
                                                      ________    ________
   Cash flows from operating activities:
     Cash received from customers. . . . . . . . . .  $ 35,454    $ 32,242
     Cash paid to suppliers and employees. . . . . .   (19,208)    (28,153)
     Interest paid . . . . . . . . . . . . . . . . .      (354)        (97)
     Income tax paid . . . . . . . . . . . . . . . .    (1,619)     (1,264)
     Interest and dividends received . . . . . . . .       393         516
     Other income. . . . . . . . . . . . . . . . . .       377         273
                                                      ________    ________
                                                        15,043       3,517

   Cash flows from investing activities:
     Net additions to property and equipment . . . .   (35,813)    (23,984)
     Proceeds from sale of securities. . . . . . . .       720       7,411
     Proceeds from sale of property and equipment. .     1,044       2,258
     Purchase of securities. . . . . . . . . . . . .      (677)         --
     Additions to other long-term assets . . . . . .    (1,086)        (84)
                                                      ________    ________
                                                       (35,812)    (14,399)

   Cash flows from financing activities:
     Additions to net borrowings on long-term senior
      notes. . . . . . . . . . . . . . . . . . . . .    22,737       8,970
     Dividends paid. . . . . . . . . . . . . . . . .    (1,209)     (1,208)
     (Additions to) reduction of deferred
      compensation under Company's ESOP Plan . . . .      (167)        296
     Reduction of Company's ESOP bank loan . . . . .        --        (250)
     Cash received upon exercise of stock options. .        10         130
     Cash bonus paid upon exercise of stock options.        (2)        (79)
     Repurchases of stock awards . . . . . . . . . .       (19)        (15)
                                                      ________    ________
                                                        21,350       7,844

   Net increase (decrease) in cash and cash
    equivalents. . . . . . . . . . . . . . . . . . .       581      (3,038)
   Cash and cash equivalents at beginning of year. .     1,037       3,453
                                                      ________    ________
   Cash and cash equivalents at end of quarter . . .  $  1,618    $    415



                  PRODUCTION OPERATORS CORP AND SUBSIDIARY
  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
              FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                         (UNAUDITED-000'S OMITTED)


                                                        Six Months Ended
                                                            March 31,
                                                        1995        1994
                                                      _______     _______
   Net income. . . . . . . . . . . . . . . . . . . . .$ 6,115     $ 5,893
                                                      _______     _______
   Adjustments:
     Depreciation, depletion and amortization. . . . .  6,963       7,062
     Provision for deferred income tax . . . . . . . .  1,453         746
     Provision for tax benefits on stock option
      exercises and ESOP dividends . . . . . . . . . .     21         116
     Issuance of stock awards. . . . . . . . . . . . .     74          85
     Provision for bad debts . . . . . . . . . . . . .     12           2
     Gain on sale of property and equipment. . . . . .   (188)       (958)
     Gain on sale of marketable securities,
      net of reserve . . . . . . . . . . . . . . . . .    (25)         (2)
     Increase in receivables . . . . . . . . . . . . . (4,435)     (6,161)
     Decrease in inventories . . . . . . . . . . . . .  3,294       6,380
     (Increase) decrease in long-term receivable and
      other assets . . . . . . . . . . . . . . . . . .    964      (5,997)
     Increase (decrease) in accounts payable . . . . .  2,828      (4,057)
     Decrease in accrued liabilities . . . . . . . . . (2,247)       (419)
     SFAS No. 109 adjustment . . . . . . . . . . . . .     --        (200)
     Increase in income taxes payable. . . . . . . . .    214       1,027
                                                      _______     _______
                                                        8,928      (2,376)
                                                      _______     _______
   Net cash provided by operating activities . . . . .$15,043     $ 3,517


                           MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


   Results of Operations - Net revenues for the three and six months ended March 31, 1995 were $19.9 million and $39.3 million, respectively, reflecting increases of $971,000 (5%) and $1.2 million (3%) over the same periods in the prior year.

   Revenues from contract gas handling services increased $1,932,000 (13%) and $3,342,000 (11%), respectively, during the second quarter and six months ended March 31, 1995 as compared to the year ago periods. The Company's revenue producing compression fleet, including contract operated units, averaged 314,000 and 305,000 horsepower, respectively, during the second quarter and six months of the current fiscal year as compared to 274,000 and 265,000 horsepower last year, increases of 15% for both comparative periods. The increased revenue reflected the growth in revenue producing compression equipment which was at a record 329,000 horsepower with an order backlog of owned equipment totaling 53,000 horsepower as of March 31, 1995. Construction, installation, demobilization, enhanced oil recovery and associated asset sales were essentially unchanged from the preceding year. Subsequent to quarter end, 18,000 horsepower started up in Argentina and Venezuela resulting in revenue producing horsepower of 347,000 and a backlog of 43,000. Average realized price per horsepower remained virtually unchanged from the prior year.

   Revenues from oil and gas operations declined $1,282,000 (37%) and $2,101,000 (32%) for the three and six months of the current fiscal year, respectively, compared to the preceding year. Oil production for the second quarter was 107,164 barrels at an average price of $16.01 per barrel versus 150,434 barrels at $12.59 per barrel during the fiscal 1994 second quarter. Gas production for the three months ended March 31, 1995 was 337,457 Mcf at an average price of $1.41 per Mcf compared to 730,595 Mcf at $2.16 a year ago. For the six months ended March 31, 1995 oil production totaled 220,623 barrels at an average price of $15.78 per barrel as compared to 299,721 barrels at $13.27 during the same period last year. Gas production during the first six months of the current year was 720,638 Mcf at $1.49 as compared to 1,246,083 Mcf at $2.15 a year ago. As noted in the Company's fiscal 1995 first quarter report, the decline in production is related to a combination of lower gas well development efforts in light of unfavorable market conditions, natural production decline rates and the sale of a producing property at yearend fiscal 1994.

   Other revenues, comprised principally of rents, interest, dividends and net gains on the sales of equipment and marketable securities totaled $572,000 and $801,000, respectively, for the three and six months ended March 31, 1995 as compared to $251,000 and $840,000 for the comparable periods last year.

   Total operating income from sales and services (revenues less cost of sales and services and depreciation, depletion and amortization) for the three and six month periods ended March 31, 1995 increased $403,000 (7%) and $1,111,000 (10%), respectively, compared to the year ago periods.


   Operating income from contract gas handling services increased $901,000 (17%) and $1,892,000 (18%), respectively, for the second quarter and first half of the current fiscal year versus the same periods a year ago. During the second quarter, the Company began engineering and design work in connection with a 16,000 horsepower compression facility in Argentina. In April the construction of eight sites and the shipment of equipment and materials commenced with operations currently scheduled to begin gradual phase in during the fourth quarter. In addition, the Company's Venezuelan subsidiary substantially completed construction and installation of a large water injection plant which began operations in April. Management believes prospects continue to be favorable for additional expansion in both the United States and South America for our primary business segment as the large integrated petroleum and pipeline companies seek outsourcing solutions to their gas handling requirements.

   Oil and gas operating income declined $498,000 (93%) and $781,000 (89%) for the second quarter and first six months ended March 31, 1995, respectively, as compared to the prior year periods. The erosion of profits in this operating segment are due to the continued negative impact of the various factors mentioned in the preceding discussion of revenues.

   Interest expense for the second quarter and six months ended March 31, 1995 was $337,000 and $445,000, respectively, compared to $64,000 and $97,000 a year ago. These changes are the result of higher bank borrowings to fund increased capital spending as further discussed in the following section on liquidity and capital resources.

   The provision for depreciation, depletion and amortization declined $153,000 (4%) and $99,000 (1%), respectively, for the second quarter and six months ended March 31, 1995 reflecting a reduction in oil and gas depletion expense as a result of substantially lower production volumes. Depreciation expense related to compression equipment increased significantly primarily due to the increase in revenue producing horsepower.

   Liquidity and Capital Resources - As of March 31, 1995 the Company had cash and cash equivalents in the amount of $1,618,000 versus $1,037,000 at September 30, 1994, the end of its preceding fiscal year. The principal sources of cash during the current year's first six months were $15,043,000 from operations, $22,737,000 in bank borrowings and $1,764,000 on sales of property, equipment and marketable securities. The chief uses of cash were $35,813,000 in capital additions and $1,209,000 for dividend payments. Accounts receivable increased $4,423,000 during the first six months of fiscal 1995 to $20,702,000 primarily related to two construction projects. The inventory balance during the same period declined $2,280,000 principally due to the start up of a project which included equipment fabrication and construction work that had been carried in the construction-work in progress inventory account. Property, plant and equipment, net of accumulated depreciation, depletion and amortization, showed an increase of $26,952,000 in the first half of the year as capital spending in the Company's core contract gas handling services segment remained at record levels. Capital expenditures for the six months totaled $35,813,000 with $33,805,000 applied to contract gas handling services; $910,000 for our oil and gas production segment and $1,098,000 for additions to all other areas. During the first six months of 1995, the Company mobilized a very large amount of horsepower. The additional capital expenditures required to mobilize our present backlog are estimated at $10,000,000 to $12,000,000.

   During the most recent quarter, the Company renegotiated its revolving credit agreement with two banks increasing the available line from $20,000,000 to $50,000,000. Additionally, a credit facility with another bank was increased from $5,000,000 to $10,000,000. The Company's liquidity requirements for the remainder of its current fiscal year are expected to be satisfied principally from operating cash flows and additional bank borrowings.

   Other Items

   On April 26, 1995 Production Operators Corp announced that Production Operators, Inc. (POI) and Amoco Production Company's U.S. operating group (Amoco) have agreed to form an alliance for domestic field compression operations. Under the alliance Amoco and Production Operators will work together to maximize efficiency for Amoco's field compression assets and operations covering units up to 2,500 horsepower. The goal of this strategic alliance is to make Amoco and POI more competitive and profitable, while building a unique infrastructure to meet Amoco's compression needs for the future.

   PART II.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        The Registrant made no filing on Form 8-K during the period January 1, 1995 and March 31, 1995.

        All other items are inapplicable or have negative answers and are therefore omitted from this report.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRODUCTION OPERATORS CORP
                                   (Registrant)



                                   /s/ D. John Ogren
                                   D. John Ogren
                                   President



                                   /s/ William S. Robinson, Jr.
                                   William S. Robinson, Jr.
                                   Treasurer
                                   Chief Financial Officer


   Date:    May 9, 1995