Form 10-Q
period 1995-06-30
PRODUCTION OPERATORS CORP
filed 1995-08-10
CIK 100712

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549

                                      FORM 10-Q



          /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended         June 30, 1995

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


                             YES  X
                             NO


               On July 27, 1995 there were 10,122,329 shares of the Company's common stock, $l.00 par value, outstanding (exclusive of treasury shares).

                         The index to Exhibits is on page 11.

          PART I.  FINANCIAL INFORMATION







                                  FINANCIAL STATEMENTS

                        PRODUCTION OPERATORS CORP AND SUBSIDIARY



            The condensed consolidated financial statements included herein have been prepared by Production Operators Corp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The term "Company" as used herein refers to Production Operators Corp and its operating subsidiary, Production Operators, Inc., together with its subsidiaries, unless the context otherwise indicates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form l0-K. In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1995, and the results of their operations for the nine months ended June 30, 1995 and 1994 and their cash flows for the nine months ended June 30, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 30, 1995 AND SEPTEMBER 30, 1994
                                   (000'S OMITTED)

                                                     June 30,   September 30,
                                                       1995          1994
                                                    ----------- -------------
                                                    (Unaudited)
     ASSETS
       Current assets:
         Cash and cash equivalents . . . . . . . .   $    739     $   1,037
         Marketable securities . . . . . . . . . .        803         2,589
         Receivables, net of reserve of $153 at
          June 30, 1995 and $135 at
          September 30, 1994:
            Sales and services . . . . . . . . . .     16,512        15,137
            Construction work in progress. . . . .      8,020         1,142
         Inventories - at cost:
           Compressor parts and supplies . . . . .      4,954         4,171
           Construction work in progress . . . . .      2,550         3,524
                                                     --------      --------
              Total current assets . . . . . . . .     33,578        27,600

       Property and equipment, at cost, net of
        accumulated depreciation, depletion and
        amortization of $141,231 at June 30,
        1995 and $133,037 at September 30, 1994. .    173,515       134,466

       Long-term receivable and other assets . . .      7,367         6,051
                                                     --------      --------
                                                     $214,460      $168,117

     LIABILITIES AND STOCKHOLDERS' INVESTMENT
       Current liabilities:
         Accounts payable. . . . . . . . . . . . .   $  7,776      $  6,327
         Accrued liabilities . . . . . . . . . . .      3,724         5,712
         Income taxes payable. . . . . . . . . . .        213           279
                                                     --------      --------
              Total current liabilities. . . . . .     11,713        12,318

       Senior term notes . . . . . . . . . . . . .     43,000         6,000

       Deferred income taxes . . . . . . . . . . .     17,918        16,093

       Stockholders' investment:
         Common stock. . . . . . . . . . . . . . .     10,259        10,259
         Additional paid-in capital. . . . . . . .     71,112        70,988
         Retained earnings . . . . . . . . . . . .     65,122        57,362
         Deferred compensation - ESOP. . . . . . .     (3,456)       (3,289)
         Treasury stock. . . . . . . . . . . . . .     (1,208)       (1,614)
                                                     --------      --------
            Total stockholders' investment . . . .    141,829       133,706
                                                     --------      --------
                                                     $214,460      $168,117

                      PRODUCTION OPERATORS CORP AND SUBSIDIARY
                            CONSOLIDATED INCOME STATEMENTS
              FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                  (UNAUDITED-000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                           Quarter Ended     Nine Months Ended
                                              June 30,            June 30,
                                           1995      1994      1995      1994
                                         -------   -------   -------   -------
     Net revenues from sales and
      services and other income . . . .  $20,970   $18,968   $60,264   $57,060
     Costs and expenses:
       Cost of sales and services . . .    9,579     8,800    28,712    27,704
       Depreciation, depletion and
        amortization. . . . . . . . . .    3,771     3,861    10,734    10,923
       General and administrative
        expenses. . . . . . . . . . . .    1,707     1,686     5,038     4,869
       Interest and debt expenses . . .      545        87       990       184
                                         -------   -------   -------   -------
                                          15,602    14,434    45,474    43,680

     Income before income taxes and
      cumulative effect of change in
      accounting principle. . . . . . .    5,368     4,534    14,790    13,380
     Provision for income taxes . . . .    1,834     1,505     5,141     4,658
     Income before cumulative effect
      of change in accounting
      principle . . . . . . . . . . . .    3,534     3,029     9,649     8,722
     Cumulative effect of change in
      accounting principle (SFAS
      No. 109). . . . . . . . . . . . .       --        --        --       200
                                         -------   -------   -------   -------
     Net income . . . . . . . . . . . .  $ 3,534   $ 3,029   $ 9,649   $ 8,922

     Net income per share:
      Primary and fully diluted:
       Income before cumulative
        effect of change in
        accounting principle. . . . . .  $   .35   $   .30   $   .95   $   .86
       Cumulative effect of change in
        accounting principle. . . . . .       --        --        --       .02
       Net income . . . . . . . . . . .  $   .35   $   .30   $   .95   $   .88

     Weighted average shares
      outstanding . . . . . . . . . . .   10,231    10,179    10,189    10,180

     Dividends per share. . . . . . . .  $   .07   $   .06   $   .19   $   .18

     Average shares outstanding upon
      which dividends were accrued. . .   10,122    10,071    10,094    10,071



                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                              (UNAUDITED-000'S OMITTED)

                                                           Nine Months Ended
                                                                June 30,
                                                           1995        1994
                                                         --------    --------
     Cash flows from operating activities:
       Cash received from customers. . . . . . . . . .   $ 52,357    $ 53,477
       Cash paid to suppliers and employees. . . . . .    (34,245)    (39,946)
       Income tax paid . . . . . . . . . . . . . . . .     (2,998)     (2,146)
       Interest paid . . . . . . . . . . . . . . . . .       (869)       (184)
       Interest and dividends received . . . . . . . .        551         732
       Other income. . . . . . . . . . . . . . . . . .        542         408
                                                         --------    --------
                                                           15,338      12,341

     Cash flows from investing activities:
       Net additions to property and equipment . . . .    (51,121)    (34,094)
       Proceeds from sale of securities. . . . . . . .      2,537      10,099
       Proceeds from sale of property and equipment. .      1,371       2,177
       Purchase of securities. . . . . . . . . . . . .       (677)       (640)
       Additions to other assets . . . . . . . . . . .     (2,762)        (83)
                                                         --------    --------
                                                          (50,652)    (22,541)

     Cash flows from financing activities:
       Additions to net borrowings on long-term senior
        notes. . . . . . . . . . . . . . . . . . . . .     37,000       9,000
       Dividends paid. . . . . . . . . . . . . . . . .     (1,918)     (1,813)
       (Additions to) reduction of deferred
        compensation under Company's ESOP Plan . . . .       (167)        464
       Reduction of Company's ESOP bank loan . . . . .         --        (395)
       Cash received upon exercise of stock options. .        413         169
       Cash bonus paid upon exercise of stock options.       (293)        (88)
       Repurchases of stock awards . . . . . . . . . .        (19)        (19)
                                                         --------     -------
                                                           35,016       7,318

     Decrease in cash and cash equivalents . . . . . .       (298)     (2,882)
     Cash and cash equivalents at beginning of year. .      1,037       3,453
                                                         --------    --------
     Cash and cash equivalents at end of quarter . . .   $    739    $    571



                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
      RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                   FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                              (UNAUDITED-000'S OMITTED)

                                                           Nine Months Ended
                                                                June 30,
                                                           1995        1994
                                                         -------     -------
     Net income. . . . . . . . . . . . . . . . . . . . . $ 9,649     $ 8,922
                                                         -------     -------
     Adjustments:
       Depreciation, depletion and amortization. . . . .  10,734      10,923
       Provision for deferred income tax . . . . . . . .   1,825       1,002
       Provision for tax benefits on stock option
        exercises and ESOP dividends . . . . . . . . . .     384         137
       Issuance of stock awards. . . . . . . . . . . . .      74          85
       Provision for bad debts . . . . . . . . . . . . .      18          --
       Gain on sale of property and equipment. . . . . .    (530)       (998)
       Gain on sale of marketable securities,
        net of reserve . . . . . . . . . . . . . . . . .     (74)       (184)
       Increase in receivables . . . . . . . . . . . . .  (8,271)     (2,843)
       Decrease in inventories . . . . . . . . . . . . .     647       3,522
       (Increase) decrease in long-term receivable . . .   1,487      (5,279)
       Increase (decrease) in accounts payable . . . . .   1,449      (3,589)
       Decrease in accrued liabilities . . . . . . . . .  (1,988)       (530)
       SFAS No. 109 adjustment . . . . . . . . . . . . .      --        (200)
       Increase (decrease) in income taxes payable . . .     (66)        813
       Decrease in refundable taxes. . . . . . . . . . .      --         560
                                                         -------     -------
                                                           5,689       3,419
                                                         -------     -------
     Net cash provided by operating activities . . . . . $15,338     $12,341


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

        PART II.  OTHER INFORMATION

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) The exhibits filed as part of this report are listed in the Exhibits Index submitted as a separate section to this report.

           (b) The Registrant made no filing on Form 8-K during the period April 1, 1995 and June 30, 1995.

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


                                        PRODUCTION OPERATORS CORP
                                        (Registrant)



                                        /s/ D. John Ogren
                                        D. John Ogren
                                        President



                                        /s/ William S. Robinson, Jr.
                                        William S. Robinson, Jr.
                                        Treasurer
                                        Chief Financial Officer


        Date:  August 10, 1995

                                  Index to Exhibits




        Exhibit
          No.       Description
        (4)(d)      Loan Agreement dated June 2, 1995 and the Second Amended
                    and Restated Credit Agreement with the Bank of New York individually and as agent for the First National Bank of Chicago.