Form 10-Q/A
period 1995-06-30
PRODUCTION OPERATORS CORP
filed 1995-08-22
CIK 100712

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549

                                      FORM 10-Q/A



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


        Results of Operations - Net revenues for the three and nine months ended June 30, 1995 were $21.0 million and $60.3 million, respectively, constituting increases of $2.0 million (11%) and $3.2 million (6%) over the same periods in fiscal 1994.

        Revenues from contract gas handling services increased $3,524,000 (24%) and $6,866,000 (15%), respectively, for the third quarter and nine months ended June 30, 1995 as compared to the year ago periods. The increased revenue reflected the growth in applied compression equipment which was at a record 356,000 horsepower with an order backlog of 50,000 horsepower at June 30, 1995. The Company's revenue producing compression fleet, including contract operated units, averaged 345,000 and 319,000 horsepower, respectively, during the third quarter and nine months of the current fiscal year as compared to 281,000 and 270,000 horsepower for comparative increases of 23% and 18% over the same fiscal 1994 periods. Average realized prices were up two percent (2%), as compared to the third quarter a year ago, primarily attributable to increased foreign business. Significant revenue contributions were realized in the current fiscal year, as well as the most recent quarter, from operations in South America. In the most recent quarter, the Company's wholly owned Venezuelan affiliate commissioned its recently installed water injection plant in eastern Venezuela. Management believes that prospects for continued growth in the Company's contract gas handling services business segment are highly favorable as large oil and gas producers and pipeline companies recognize the significant value added contributions to be realized from outsourcing solutions for their gas handling requirements.

        Revenues from oil and gas operations decreased $1,321,000 (38%) and $3,422,000 (34%) for the three and nine months, respectively, of the current fiscal year compared to the preceding year. Oil production for the third quarter was 94,493 barrels at an average price of $17.21 per barrel versus 149,375 barrels at $15.11 per barrel during the fiscal 1994 third quarter. Gas production for the three months ended June 30, 1995 was 346,497 Mcf at an average price of $1.62 per Mcf compared to 651,085 Mcf at $1.92 a year ago. For the nine months ended June 30, 1995 oil production totaled 315,115 barrels at an average price of $16.21 per barrel as compared to 449,096 barrels at $13.88 per barrel during the same period last year. Gas production during the first nine months of the current year was 1,067,135 Mcf at $1.53 per Mcf as compared to 1,897,168 Mcf at $2.07 per Mcf a year ago. As noted in previous reports, the decline in production is attributable in part to the sale of two producing properties over the past year and to a combination of lower gas well development efforts, in light of unfavorable market conditions, and natural production decline rates. The Company has not been successful in adding to its reserves through property acquisitions during the past several years. Subsequent to June 30, 1995 the Company announced that, in view of these disappointing results, management was evaluating plans to exit from oil and gas producing operations in order to focus exclusively on its gas handling services business.

        Other revenues, comprised principally of rents, interest, dividends and net gains on the sales of equipment and marketable securities amounted to $372,000 and $1,173,000, respectively, for the three and nine months ended June 30, 1995 as compared to $573,000 and $1,413,000 for the comparable periods last year. These comparative decreases were mainly the result of reduced gains on the sales of marketable securities in the fiscal 1995 periods.

        Total operating income from sales and services (revenues less cost of sales and services and depreciation, depletion and amortization) for the three and nine month periods ended June 30, 1995 increased $1,514,000 (26%) and $2,625,000 (15%), respectively, compared to the same periods a year ago.

        Operating income from contract gas handling services increased $1,986,000 (39%) and $3,878,000 (25%), respectively, for the third quarter and first nine months of the current fiscal year versus the same periods a year ago. As noted in the previous discussion of revenues, the Company realized a significant operating horsepower increase during the current fiscal year and quarter with a correspondingly greater relative impact on operating income. The Company also benefitted from expanded operations in South America as noted above. Management believes prospects continue to be very favorable for expansion both domestically and in South America for this core business segment.

        Oil and gas operating income fell $472,000 (79%) and $1,253,000 (85%) for the third quarter and first nine months ended June 30, 1995 as compared to the prior year periods. The erosion of profits in this operating segment are due to the continued negative impact of the various factors mentioned in the preceding discussion of revenues.

        Interest expense for the third quarter and nine months ended June 30, 1995 was $545,000 and $990,000, respectively, compared to $87,000 and $184,000 a year ago. These changes are the result of higher bank borrowings to finance increased capital spending needs as further discussed in the following section on liquidity and capital resources.

        The provision for depreciation, depletion and amortization declined $90,000 (2%) and $189,000 (2%), respectively, for the third quarter and nine months ended June 30, 1995 reflecting a reduction in oil and gas depletion expense as a result of the substantially lower production volumes. Depreciation expense related to compression equipment was significantly higher primarily because of the increase in revenue producing horsepower.


        Liguidity and Capital Resources - As of June 30, 1995 the Company had cash and cash equivalents in the amount of $739,000 versus $1,037,000 at September 30, 1994, the end of its preceding fiscal year. The principal sources of cash during the current year's first nine months were $15,338,000 from operations, $37,000,000 in bank borrowings and $3,908,000 from the sale of equipment and marketable securities. The chief uses of cash were $51,121,000 in capital additions, $2,762,000 in additions to other assets and $1,918,000 for dividend payments. Accounts receivable increased $8,253,000 (net of reserve changes) during the first nine months of fiscal 1995 to $24,532,000 largely because of a $6,878,000 increase in construction billings which were issued during the last two months of the quarter. The increase in construction billings occurred primarily in the Company's South American operations where multiple construction projects were in progress. The inventory balance during the same period was relatively flat with a decrease of $191,000. This change was caused by a combination of reduced inventories from the completion of construction work offset by a lesser increase in inventories of compressor parts
        and supplies.   Property, plant and equipment, net of accumulated
        depreciation, depletion and amortization, showed an increase of $39,049,000 for the first nine months of the year as capital spending remained at very high levels.

        As noted in the Company's fiscal 1995 second quarter report, the Company renegotiated its revolving credit agreement with two banks increasing the available credit line from $20,000,000 to $50,000,000. As noted above, one of the principal sources of cash during the current fiscal quarter were borrowings against these lines of credit to fund capital expenditures and other working capital needs. The Company's liquidity requirements for the remainder of its current fiscal year are expected to be satisfied principally from operating cash flows and additional bank borrowings.

        Other Items - On April 26, 1995, Production Operators announced that Production Operators, Inc. and Amoco Production Company's U.S. Operating Group have agreed to form an alliance for domestic field compression operations. The goal of this alliance is to make Amoco and Production Operators, Inc. more competitive and profitable, while building a unique infrastructure to meet Amoco's compression needs for the future. On June 30, 1995, Production Operators announced an increase in the dividend rate on its common shares from six cents to seven cents per share. The new rate will commence with the August 15, 1995 distribution which is payable to stockholders of record on July 14, 1995.

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


        Date:  August 22, 1995