Form 10-K
period 1995-09-30
PRODUCTION OPERATORS CORP
filed 1995-12-21
CIK 100712

PRODUCTION OPERATORS CORP


                            PART I

Production Operators Corp (the "Company") is engaged in compression and other gas handling services in the oil field services industry. The Company, a Delaware corporation organized in 1969, is the successor to a business established in 1961. The term "Company" as used herein refers to Production Operators Corp and its operating subsidiary, Production Operators, Inc., together with its subsidiaries, unless the context otherwise indicates.

Item 1.  Business

         The Company specializes in the handling of gases for maximizing the recovery of hydrocarbon resources. These production services include
         (1) contract compression and contract processing or treating of gases, principally natural gas and (2) operating compression and related facilities for the handling of carbon dioxide used in enhanced oil recovery. In its contract gas compression operations, the Company designs, engineers, fabricates, transports, installs, operates and maintains compression units specifically designed to meet unique customer requirements. The Company can also design, engineer and construct the site where the gas handling equipment is installed and operated. In its contract processing or treating of gases, usually performed in conjunction with contract gas compression, the Company designs, engineers, installs and operates specialized processing or treating equipment which recovers liquid hydrocarbons from associated gas streams or removes impurities such as hydrogen sulfide and carbon dioxide. The Company operates its own equipment and contract operates customer owned equipment used in the compression, gathering and processing of gases. In its enhanced oil recovery operations, which are reported in Contract Gas Handling Services, the Company gathers, compresses, transports and injects carbon dioxide gas used by the petroleum industry in enhanced oil recovery projects. The Company considers itself to be a leader in the technology of handling and compressing carbon dioxide.

         In the fourth quarter of fiscal 1995, the Company announced its intention to exit its oil and gas production activities. As of September 30, 1995 all oil and gas production activities have been classified as discontinued operations and a provision of $6.7 million, net of taxes, has been recorded. This provision reflects management's best estimate of the actual final outcome of terminating these operations. The Company's strategy of buying and upgrading compression intensive, mature fields is no longer competitive with the prevailing market strategy of exploiting discovery potential through 3-D seismic and intensive drilling techniques. With the decision to discontinue oil and gas production activities, the Company's exclusive focus will be its core business capability of providing total responsibility, value-added gas handling solutions where it has historically maintained a position of industry leadership.

         Contract Gas Compression - Gas compression is the use of a mechanical process for compressing a volume of a gas until it reaches a desired pressure. Reciprocating compressors driven by internal combustion engines or electric motors are the most common equipment for compression, particularly when higher pressures are involved.

         Contract gas compression has various applications in the production of oil and gas. The majority of the Company's contract gas compression units compress natural gas either for transmission or for reservoir injection in connection with secondary recovery operations. In the case of natural gas being compressed for pipeline transmission, compression becomes necessary when the natural pressure of the gas field is below the operating pressure of the pipeline system receiving and transporting the gas. Gas compression is also used to inject natural gas into an oil field for maintaining reservoir pressure or for gas lifting of fluids in producing well bores. It is expected that at some time during the life of substantially all natural gas fields the gas produced will require compression. The Company's average gas compression job lasts approximately four years.

         Field operating performance is vital to the Company's business and the mechanical availability of its equipment for on-stream operation has consistently averaged more than 98%. The Company believes its operating efficiency significantly exceeds the field compression efficiency achieved by most producing and pipeline companies operating their own equipment. The Company's ability to achieve high operating efficiency distinguishes its services and has a significant positive impact on an oil and gas producer's revenues and profits. The market for contract compression services has been expanding as oil and gas producers and pipeline companies continue their efforts to lower operating costs and improve efficiency by outsourcing their gas handling requirements.

         The Company's gas compression contracts usually provide for fixed monthly payments for an initial term of six months to three years and, thereafter, continue on a month-to-month basis. Typically, the Company's units have remained on location significantly longer than the initial term of the contract. Most compression contracts include a provision for periodically adjusting the price based on various escalation indices.

         At September 30, 1995 the Company's contract gas compression fleet totaled 393,000 horsepower with units ranging in size from 13 to 2,600 horsepower. During the fiscal year 1995, net horsepower added to the contract compression fleet was 80,000. At yearend 86% of the available horsepower was installed and earning revenue or committed for reapplication. These installed units are located in more than 200 separate oil and gas fields in the states of Texas, Oklahoma, Louisiana, New Mexico, Colorado, Wyoming, Mississippi, Kansas, Utah, Arkansas, California and Alabama and in the countries of Venezuela, Argentina and Canada.

         At yearend 1995 41,000 horsepower was operating in Venezuela, Argentina and Canada. The Company is marketing its services in additional foreign countries. The contracts in Venezuela and Argentina are substantially dollar denominated, mitigating the risks from uncertain political and economic conditions.

         There are numerous companies that sell or lease compression equipment, but only a few that provide full-service, total responsibility contract compression. The Company believes it is the largest independent provider of contract compression services, yet it accounts for only a small percentage of all compression work performed. The vast majority of compression equipment is owned and operated by oil and gas producers and pipelines.

         Contract Gas Processing - Production Operators supplies gas processing services on a contract basis using skid-mounted processing equipment.

         Enhanced Oil Recovery - As detailed in the 1994 Form 10-K, given the substantially reduced size of the enhanced oil recovery (EOR) area and the same business focus of operating compression equipment in both the EOR and contract gas handling areas, EOR results are now included in the contract gas handling segment for financial reporting. The contract to operate SACROC expired December 31, 1994. The Comanche Creek pipeline, located in the southern end of the Permian Basin in west Texas, continues to operate at very low volumes and was included in discontinued operations at September 30, 1995.

         Business Segments - The Company conducts its operations in one business segment, contract gas handling services. This segment consists principally of compression and other gas handling services in the oil field services industry. Prior to fiscal year 1995, the Company had operated in two business segments including contract gas handling services and enhanced oil recovery in the oil field services industry and oil and gas producing operations. As of September 30, 1995 oil and gas production operations have been classified as discontinued operations. The supplemental information concerning these segments included in Notes 1 and 9 of the Consolidated Financial Statements on pages 29 and 33 of the Company's 1995 Annual Report to Stockholders and the Consolidated Balance Sheets on page 25 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference. The Company's revenues and operating income by category for the five most recent fiscal years are shown on page 20 in the 1995 Annual Report to Stockholders.

         During fiscal 1995 two customers accounted for a total of 34% of the Company's consolidated revenues, one of whom accounted for more than 10% of the Company's consolidated revenues.

         Competition - The Company believes that prior to 1969 it was the only independent service company providing full-service, total responsibility contract gas compression. Today, a number of other companies are offering some form of such services; however, the Company believes that it is the largest independent provider specializing in complete full-service contract gas compression.

         Employees - The Company employed 437 people at September 30, 1995 of whom 36 were administrative, 28 were in engineering and purchasing, 84 worked at the Houston plant facility, and 289 were involved in field operations. The remote location and adverse living conditions often associated with the Company's field operations restrict the number of qualified workers available and the Company trains most of its personnel.

Item 2.  Properties

         The principal offices of the Company and its subsidiary are located at 11302 Tanner Road, Houston, Texas 77041. At that location, the Company owns 27 acres of land acquired at a cost of $436,000. The office and fabrication plant are located in three buildings aggregating 94,000 square feet, of which approximately 10,000 square feet are unfinished and held in reserve for future expansion.

         Additional information regarding the Company's oil and gas operations, discontinued as of September 30, 1995, is found in Note 9 of the Financial Statements on page 33 of the Company's 1995 Annual Report to Stockholders.

         The Company is obligated under short-term leases for space used for administrative functions at various locations where its field operations are conducted. Additional information regarding the Company's obligations under leases, is found in Note 7 of the Financial Statements on page 32 of the Company's 1995 Annual Report to Stockholders.

Item 3.  Legal Proceedings

         The Company is not a party to any litigation that, in the judgment of management, would have a material adverse effect on its operations or financial condition if adversely determined. No material legal proceedings of the Company were terminated during the fourth quarter of the fiscal year covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Executive Officers of Registrant
The executive officers of the Company and their principal occupations and other affiliations during the last five years are:

          Name             Age       Principal Occupations and Affiliations

Carl W. Knobloch, Jr.       65   Chairman and Director effective May 1, 1961
                                 and President from October 1986 through July
                                 1994

D. John Ogren               52   President and Director effective July 5, 1994.
                                 Senior Vice President of E.I.duPont de Nemours and Company from April 1992 to May 1994,
                                 President and Chief Executive Officer of
                                 DuPont Canada from June 1991 to April 1992 and
                                 Senior Vice President of Conoco, Inc. from
                                 February 1989 to May 1991

C. Richard Clark            57   Vice President effective April 1, 1994, Senior
                                 Vice President of Production Operators, Inc.
                                 (subsidiary) effective October 1, 1990 and
                                 President of Kamlok Oil & Gas, Inc.
                                 (subsidiary of Production Operators, Inc.)
                                 effective January 2, 1992 - Vice President of
                                 Production Operators, Inc. (subsidiary) from
                                 June 1987 to September 1990; Division
                                 Production Manager of Williams Exploration
                                 Company from September 1982 through January
                                 1987

Thomas R. Reinhart          53   Vice President effective February 21, 1992 and
                                 Executive Vice President of Production
                                 Operators, Inc. (subsidiary) effective April
                                 1, 1994 - Senior Vice President from November
                                 1991 to March 1994 - Vice President from
                                 October 1990 to October 1991 - General Manager
                                 Administration, Secretary and Treasurer from
                                 April 1988 to September 1990 and Manager MIS and Purchasing prior thereto

William S. Robinson, Jr.    45   Treasurer effective July 1, 1991 and Treasurer
                                 of Production Operators, Inc. (subsidiary) effective October 1990 - Controller of
                                 Production Operators, Inc. from April 1988 to
                                 September 1990 and Corporate Accounting
                                 Manager prior thereto

Carla Knobloch              37   Secretary effective October 1, 1990 - Investor
                                 Relations effective July 1990; Vice President of Wachovia Bank - Equity Research Analyst from June 1984 to May 1990

                          _______________


The only family relationship among the Executive Officers of the Company is that Carla Knobloch is the daughter of Carl W. Knobloch, Jr. Officers are generally elected each year at the Board of Directors' meeting following the annual meeting of the stockholders.


                               PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         Company's common stock is traded over-the-counter and is reported in the NASDAQ National Market System under the symbol PROP. There were 817 stockholders of record at September 30, 1995.

         The information set forth in the "Market Price of Stock and Cash Dividends" section appearing on page 20 of the Company's 1995 Annual Report to Stockholders is incorporated in this Item by reference in response to the information required by this Item.

Item 6.  Selected Financial Data

         The information set forth under "Selected Financial Data" appearing on pages 34 - 35 of the Company's 1995 Annual Report to Stockholders is incorporated in this Item by reference in response to the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 21 - 23 of the Company's 1995 Annual Report to Stockholders is incorporated in this Item by reference in response to the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

         The consolidated balance sheets as of September 30, 1995 and 1994 and the consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended September 30, 1995, together with the report of independent public accountants, contained on pages 24 through 36 of the Company's 1995 Annual Report to Stockholders are incorporated in this Item by reference in response to the information required by this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                  PART III

Item 10. Directors and Executive Officers of the Registrant

         The information that will be set forth under "Management -- Election of Directors,""Management -- Executive Compensation" and "Other Matters" in the Company's proxy statement for the 1996 Annual Meeting of Stockholders is incorporated in this Item by reference in response to the information required by this Item.

         Information regarding the executive officers of the Company is furnished in a separate Item captioned "Executive Officers of Registrant" in Part I above and is incorporated by reference in this
         Item in response to the information required by this Item.

Item 11. Executive Compensation

         The information that will be set forth under "Management -- The Board of Directors and its Committees," "-- Executive Compensation" and "-- Description of the Company's Compensation Plans for Key Officers" in the Company's proxy statement for the 1996 Annual Meeting of Stockholders is incorporated in this Item by reference in response to the information required by this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information that will be set forth under "Management -- Election of Directors" and "Five Percent Stockholders" (regarding ownership of Production Operators stock) in the Company's proxy statement for the 1996 Annual Meeting of Stockholders is incorporated in this Item by reference in response to the information required by this Item.

Item 13. Certain Relationships and Related Transactions

         The information that will be set forth under "Management -- Election of Directors" and "-- Interest in Certain Transactions" in the Company's proxy statement for the 1996 Annual Meeting of Stockholders is incorporated in this Item by reference in response to the information required by this Item.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Financial Statements, Schedules and Exhibits -

              (1) The consolidated financial statements of Production Operators Corp and Consolidated Subsidiary set forth as indicated below in the Company's 1995 Annual Report to Stockholders are incorporated in this Item by reference and made a part of this Item in response to the information required by this Item:

                                                                     Annual
                                                                   Report Page
                    Consolidated Statements of Income for the
                    three years ended September 30, 1995              24

                    Consolidated Balance Sheets at September 30,
                    1995 and 1994                                     25

                    Consolidated Statements of Cash Flows for the
                    three years ended September 30, 1995              27 - 28

                    Consolidated Statements of Stockholders'
                    Investment for the three years ended
                    September 30, 1995                                26

                    Notes to Consolidated Financial Statements        29 - 33

                    Selected Quarterly Financial Data (Unaudited)     33

                    Report of Independent Public Accountants          36


              (2) All schedules are omitted because they are not applicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

              (3) The exhibits filed as a part of this report are listed in the Exhibits Index submitted as a separate section to this report.

        (b) No report on Form 8-K was filed during the quarter ended September 30, 1995.



                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRODUCTION OPERATORS CORP


                                    BY:/s/ D. John Ogren
                                       D. John Ogren, President

December  4, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, who constitute a majority of the directors, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ F. E. Ellis                                                 12/6/95
F. E. Ellis, Director                                             Date



Jorge E. Estrada M., Director                                     Date



/s/ C. Rahl George                                             12/11/95
C. Rahl George, Director                                          Date


/s/ John R. Huff                                                12/6/95
John R. Huff, Director                                            Date


/s/ Carl W. Knobloch, Jr.                                      12/14/95
Carl W. Knobloch, Jr., Chairman                                   Date


/s/ Henry E. Longley                                            12/8/95
Henry E. Longley, Director                                        Date


/s/ D. John Ogren                                               12/4/95
D. John Ogren, Director and President                             Date



/s/ Lester Varn, Jr.                                           12/11/95
Lester Varn, Jr., Director                                        Date



/s/ William S. Robinson, Jr.                                    12/4/95
William S. Robinson, Jr., Treasurer                               Date
(Principal Financial and Accounting Officer)



                            EXHIBITS INDEX


  The following Exhibits are filed herewith or incorporated by reference as a part of this report on Form 10-K:

(3)(a) Restated Certificate of Incorporation, together with all amendments thereto (filed as Exhibit (3)(a) to Report on Form 10-K for the year ended September 30, 1991, as amended by Form 8 filed February 24, 1992, and incorporated herein by reference).

(3)(b) Copy of By-Laws, together with all amendments thereto (filed as Exhibit 4.1 to Report on Form 8 filed
               February 24, 1992 and incorporated herein by reference).

(4)(a) For the definition of the rights of holders of equity securities see the Articles Fourth, Seventh and Eighth of the Company's Certificate of Incorporation and the Certificate of Designation, Preferences and Rights of the Company's Series A Junior Participating Preference Stock (filed as Exhibit (3)(a) to Report on Form 10-K for the year ended September 30, 1991, as amended by Form 8 filed February 24, 1992 and incorporated herein by reference).

(4)(b) For the relative By-laws provisions concerning the rights of holders of equity securities see Articles II and VI of the Company's By-Laws (filed as Exhibit 4.1 to Report on Form 8 filed February 24, 1992 and incorporated herein by reference).

(4)(c)         Loan Agreement dated June 2, 1995 and the Second
               Amended and Restated Credit Agreement with the Bank of New York individually and as agent for the First
               National Bank of Chicago (filed as Exhibit (4)(d) to Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

(4)(c)(i) Subordination Agreement among Production Operators Corp, Production Operators, Inc. and the Bank of New York as agent (filed as Exhibit (4)(b) to Report on Form 10-Q for the quarter ended December 31, 1990 and incorporated herein by reference).

(10)(a) Employment Agreement between the Company and D. John Ogren dated June 7, 1994 (filed as Exhibit 10(b) to Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

(10)(b)(i) Consulting and Deferred Compensation Agreement between the Company and C. Rahl George dated June 1, 1981
               (filed as Exhibit (10)(f)(i) to Report on Form 10-K for the fiscal year ended September 30, 1981 and incorporated herein by reference).

(10)(b)(ii) Amended Deferred Compensation Agreement between the Company and C. Rahl George dated October 24, 1984 (filed as Exhibit (10)(f)(ii) to Report on Form 10-K for the fiscal year ended September 30, 1984 and incorporated herein by reference).

(10)(c)(i) Employee Stock Ownership Plan and Trust dated June 9, 1989 (filed as Exhibit (10)(c)(i) to Report on Form 10-K for the fiscal year ended September 30, 1989 and incorporated herein by reference).

(10)(c)(ii) First Amendment to Employee Stock Ownership Plan and Trust dated December 18, 1989 (filed as Exhibit
               (10)(c)(ii) to Report on Form 10-K for the fiscal year ended September 30, 1989 and incorporated herein by reference).

(10)(c)(iii) Second Amendment to Employee Stock Ownership Plan and Trust dated September 30, 1994 (filed as Exhibit
               (10)(d)(iii) to Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

(10)(d) 1980 Long-Term Incentive Plan approved by stockholders January 30, 1981, as amended through February 27, 1991 (filed as Exhibit (10)(d) to Report on Form 10-K for the fiscal year ended September 30, 1991 and incorporated herein by reference).

(10)(d)(i) 1992 Long-Term Incentive Plan approved by stockholders February 24, 1993, as amended through October 24, 1995.

(10)(e)        Target Variable Compensation Plan dated May 5, 1995.

(10)(f)(i) Profit Sharing Plan dated October 1, 1985 (filed as Exhibit (10)(k) to Report on Form 10-K for the fiscal year ended September 30, 1986 and incorporated herein by reference).

(10)(f)(ii) First Amendment to Production Operators, Inc. Profit Sharing Plan (as restated, effective as of October 1,
               1985) (filed as Exhibit (10)(f)(ii) to Report on Form 10-K for the fiscal year ended September 30, 1987 and incorporated herein by reference).

(10)(f)(iii) Adoption of Production Operators, Inc. Profit Sharing Plan by Production Operators Corp effective October 1, 1986 (filed as Exhibit (10)(f)(iii) to Report on Form 10-K for the fiscal year ended September 30, 1987 and incorporated herein by reference).

(10)(f)(iv) Production Operators, Inc. Profit Sharing Plan restated effective October 1, 1994 (filed as Exhibit (10)(g)(iv) to Report on Form 10-K for the fiscal year ended
               September 30, 1994 and incorporated herein by reference).

(10)(g)(i) Production Operators, Inc. Thrift Plan restated and amended effective October 1, 1989 (January 1, 1990 as to the cash or deferred arrangements) (filed as Exhibit
               (10)(g) to Report on Form 10-K for the fiscal year ended September 30, 1989 and incorporated herein by reference).

(10)(g)(ii) First Amendment to Production Operators, Inc. Thrift Plan dated September 20, 1994 (filed as Exhibit
               (10)(h)(ii) to Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference).

(10)(h) Production Operators, Inc. Supplemental Benefit Plan (filed as Exhibit 28.2 to Report on Form 8-K, filed February 24, 1992 and incorporated herein by reference).

(10)(i) Carbon Dioxide Purchase and Sales Contract dated April 11, 1979 between Lone Star Gas Company, a Division of Enserch Corporation, and Ben W. Wiseman, Jr. d/b/a CO2 Services, and Sale and Sharing Agreement dated November 29, 1979, whereby a joint venture consisting of Production Operators, Inc., L. D. Sipes, Jr. and Roy C. Williamson, Jr., acquired an interest in said contract from Ben W. Wiseman, Jr., pursuant to which Production Operators, Inc. purchases carbon dioxide (filed as Exhibit (10)(j) to Report on Form 10-K for the fiscal year ended September 30, 1980 and incorporated herein by reference).

(10)(j)(i) First Amendment and Restatement of Agreement and Certificate of Limited Partnership in Wilmington Tertiary Venture, Ltd., dated May 3, 1982 (filed as Exhibit (10)(n)(i) to Report on Form 10-K for the fiscal year ended September 30, 1982 and incorporated herein by reference).

(10)(j)(ii) Agreement for Purchase and Sale of Carbon Dioxide Gas Stream by and between Xtra Energy Corporation, as Seller, and Wilmington Tertiary Venture, Ltd., as Buyer, dated May 3, 1982 (filed as Exhibit (10)(n)(ii) to Report on Form 10-K for the fiscal year ended September 30, 1982 and incorporated herein by reference).

(10)(j)(iii) Support Agreement by Production Operators Corp regarding Wilmington Tertiary Venture, Ltd., dated May 3, 1982, extended to cover second Amendment to Agreement and Certificate of Limited Partnership (filed as Exhibit (10)(l)(iii) to Report on Form 10-K for the fiscal year ended September 30, 1983 and incorporated herein by reference).

(10)(j)(iv) Second Amendment to Agreement and Certificate of Limited Partnership in Wilmington Tertiary Venture, Ltd., dated July 1, 1983 (filed as Exhibit (10)(l)(iv) to Report on Form 10-K for the fiscal year ended September 30, 1983 and incorporated herein by reference).

(10)(j)(v) Third Amendment to Agreement and Certificate of Limited Partnership in Wilmington Tertiary Venture, Ltd., dated December 31, 1985 (filed as Exhibit (10)(n)(v) to Report on Form 10-K for the fiscal year ended September 30, 1986 and incorporated herein by reference).

(10)(j)(vi)    Fourth Amendment to Agreement and Certificate of
               Limited Partnership in Wilmington Tertiary Venture, Ltd., dated May 1, 1988 (filed as Exhibit (10)(i)(v) to Report on Form 10-K for the fiscal year ended September 30, 1989 and incorporated herein by reference).

(10)(k) Form of Purchase Agreement dated June 20, 1991 between Production Operators Corp and each purchaser in connection with the private placement of 590,000 shares of Common Stock (filed as Exhibit 1.1 to Registration Statement on Form S-3, File No. 33-41254, filed June 26, 1991 and incorporated herein by reference).

(11) Statement regarding Computation of Net Income per Share of Common Stock.

(13)           Pages 20 - 36 of the Company's 1995 Annual Report to
               Stockholders.

(22)           List of subsidiaries.

(24)(a) Consent of Independent Public Accountants re inclusion of their Report dated November 15, 1995 in this Form 10-K.

(24)(b) Consent of Independent Public Accountants re inclusion of their report dated November 15, 1995 into the Company's previously filed Registration Statements on Form S-3 and Forms S-8.