Form 10-K/A
period 1995-09-30
PRODUCTION OPERATORS CORP
filed 1996-01-25
CIK 100712

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(MARK ONE)

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
For fiscal year ended September 30, 1995

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to _____________.

Commission File No. 0-3919

Exact name of registrant as specified in its charter:  Production
Operators Corp

State or other jurisdiction of incorporation or organization:
Delaware

I.R.S. Employer Identification No.:  59-0827l74

Address of principal executive offices: 11302 Tanner Road
                                        Houston, Texas 77041

Registrant's telephone number, including area code:      (713)466-0980

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:  None
     Name of each exchange on which registered:  None

Securities registered pursuant to 12(g) of the Act:

     Title of class:  Common Stock, $1.00 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/          No / /

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   /X/

The aggregate market value of the Common Stock of the registrant held by nonaffiliates as of December 1, 1995: $183,107,142

Number of shares of the Common Stock of the registrant outstanding as of December 1, 1995: 10,135,342 shares

Documents incorporated by reference

Annual Report to Shareholders for the Fiscal
Year ended September 30, 1995:      Parts II and III

Proxy Statement for the Annual Meeting of Shareholders
to be held on February 28, 1996 (to be filed):    Part III

The Index to Exhibits is on page 10.

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

January 24, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, who constitute a majority of the directors, on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ F. E. Ellis                               1/24/96
F. E. Ellis, Director                          Date




/s/ Jorge E. Estrada M.                       1/24/96
Jorge E. Estrada M., Director                  Date



/s/ C. Rahl George                            1/24/96
C. Rahl George, Director                       Date



/s/ John R. Huff                              1/24/96
John R. Huff, Director                         Date



/s/ Carl W. Knobloch, Jr.                     1/24/96
Carl W. Knobloch, Jr., Chairman                Date



/s/ Henry E. Longley                          1/24/96
Henry E. Longley, Director                     Date



/s/ D. John Ogren                             1/24/96
D. John Ogren, Director and President          Date



/s/ Lester Varn, Jr.                          1/24/96
Lester Varn, Jr., Director                     Date



/s/ William S. Robinson, Jr.                  1/24/96
William S. Robinson, Jr., Treasurer            Date
(Principal Financial and Accounting Officer)