Form 10-Q
period 1995-12-31
PRODUCTION OPERATORS CORP
filed 1996-02-08
CIK 100712

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q



     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended      December 31,  1995


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

                      YES  X
                      NO


         On January 26,  1996 there were 10,146,230 shares of  the
   Company's   common   stock,   $l.00   par  value,   outstanding
   (exclusive of treasury shares).

   PART I.  FINANCIAL INFORMATION


                           FINANCIAL STATEMENTS

                 PRODUCTION OPERATORS CORP AND SUBSIDIARY


     The condensed consolidated financial statements included herein have been prepared by Production Operators Corp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The term "Company" as used herein refers to Production Operators Corp and its operating subsidiary, Production Operators, Inc., together with its subsidiaries, unless the context otherwise indicates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form l0-K. In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1995, and the results of their operations for the three months ended December 31, 1995 and 1994 and their cash flows for the three months ended December 31, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.



                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                                   (000'S OMITTED)

                                                   December 31, September 30,
                                                       1995          1995
                                                    (Unaudited)
     ASSETS
       Current assets:
         Cash and cash equivalents . . . . . . . .   $  1,818     $     985
         Marketable securities . . . . . . . . . .        202           202
         Receivables:
           Sales and services, net of reserve of
            $165 at December 31, 1995 and $159 at
            September 30, 1995 . . . . . . . . . .     23,032        16,492
           Construction work in progress . . . . .      1,840         6,835
         Inventories - at cost:
           Compressor parts and supplies . . . . .      3,855         4,852
           Construction work in progress . . . . .      1,690         2,452
         Prepaid expenses and other. . . . . . . .      5,302         4,956
         Current tax benefit . . . . . . . . . . .      2,230         2,785
         Net assets of discontinued operations . .      8,981         8,981
              Total current assets . . . . . . . .     48,950        48,540

       Property and equipment, at cost, net of
        accumulated depreciation and
        amortization of $94,938 at December 31,
        1995 and $91,386 at September 30, 1995 . .    165,301       162,995

       Long-term receivable and other assets . . .      8,311         8,697

                                                     $222,562      $220,232

     LIABILITIES AND STOCKHOLDERS' INVESTMENT
       Current liabilities:
         Accounts payable. . . . . . . . . . . . .   $  5,768      $  9,967
         Accrued liabilities . . . . . . . . . . .      7,523         7,829
              Total current liabilities. . . . . .     13,291        17,796

       Senior term notes . . . . . . . . . . . . .     47,234        46,005

       Deferred income taxes . . . . . . . . . . .     19,310        17,781

       Stockholders' investment:
         Common stock. . . . . . . . . . . . . . .     10,259        10,259
         Additional paid-in capital. . . . . . . .     71,459        71,156
         Retained earnings . . . . . . . . . . . .     64,960        61,601

         Deferred compensation - ESOP. . . . . . .     (2,891)       (3,202)
         Treasury stock. . . . . . . . . . . . . .     (1,060)       (1,164)
            Total stockholders' investment . . . .    142,727       138,650

                                                     $222,562      $220,232



                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
                            CONSOLIDATED INCOME STATEMENTS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                  (UNAUDITED-000'S OMITTED EXCEPT PER SHARE AMOUNTS)


                                                         Three Months Ended
                                                            December 31
                                                         1995        1994
     Net revenues from sales and services
      and other income . . . . . . . . . . . . . .     $22,124     $16,810

     Costs and expenses:
       Cost of sales and services. . . . . . . . .       9,769       7,860
       Depreciation and amortization . . . . . . .       3,727       2,542
       General and administrative expenses . . . .       1,806       1,544
       Interest and debt expenses. . . . . . . . .         588         (56)
                                                        15,890      11,890
     Income before income taxes. . . . . . . . . .       6,234       4,920
     Provision for income taxes. . . . . . . . . .       2,177       1,753
     Income from continuing operations . . . . . .       4,057       3,167
     Loss from discontinued operations . . . . . .          --         (89)

     Net income. . . . . . . . . . . . . . . . . .     $ 4,057     $ 3,078

     Net income per share:
      Primary and fully diluted
       Income from continuing operations . . . . .     $   .40     $   .31
       Loss from discontinued operations . . . . .          --        (.01)
       Net income. . . . . . . . . . . . . . . . .     $   .40     $   .30

     Weighted average shares outstanding . . . . .      10,258      10,168

     Dividends per share . . . . . . . . . . . . .     $   .07     $   .06

     Average shares outstanding upon which
      dividends were accrued . . . . . . . . . . .      10,147      10,078


                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                              (UNAUDITED-000'S OMITTED)

                                                            Quarter Ended
                                                             December 31,
                                                           1995       1994
     Cash flows from operating activities:
       Cash received from customers. . . . . . . . . .   $ 19,650   $ 17,062
       Cash paid to suppliers and employees. . . . . .    (14,235)    (8,625)
       Interest paid . . . . . . . . . . . . . . . . .       (468)      (133)
       Income tax paid . . . . . . . . . . . . . . . .        (15)      (319)
       Interest and dividends received . . . . . . . .        133        203
       Other income. . . . . . . . . . . . . . . . . .        210        141
                                                            5,275      8,329

     Cash flows from investing activities:
       Net additions to property and equipment . . . .     (6,905)   (12,913)
       Proceeds from sale of property and equipment. .      1,830        502
       Other . . . . . . . . . . . . . . . . . . . . .       (332)      (436)
                                                           (5,407)   (12,847)

     Cash flows from financing activities:
       Additions to net borrowings on long-term
        senior notes . . . . . . . . . . . . . . . . .      1,229      4,689
       Dividends paid. . . . . . . . . . . . . . . . .       (710)      (605)
       (Increase) decrease in deferred
        compensation under Company's ESOP Plan . . . .        311       (290)
       Cash received upon exercise of stock options. .        216         10
       Cash bonus paid upon exercise of stock options.        (49)        (2)
       Repurchases of stock awards . . . . . . . . . .        (32)        (6)
                                                              965      3,796

     Net increase (decrease) in cash and cash
      equivalents. . . . . . . . . . . . . . . . . . .        833       (722)
     Cash and cash equivalents at beginning of year. .        985      1,037

     Cash and cash equivalents at end of quarter . . .   $  1,818   $    315



                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
      RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                              (UNAUDITED-000'S OMITTED)

                                                            Quarter Ended
                                                             December 31,
                                                           1995        1994
     Net income. . . . . . . . . . . . . . . . . . . . . $ 4,057     $ 3,078
     Adjustments:
       Depreciation and amortization . . . . . . . . . .   3,727       3,453
       Provision for deferred income tax . . . . . . . .   1,529         228
       Provision for tax benefits on stock option
        exercises and ESOP dividends . . . . . . . . . .      78          11
       Issuance of stock awards. . . . . . . . . . . . .     206          74
       Provision for bad debts . . . . . . . . . . . . .       6           6
       Gain on sale of property and equipment. . . . . .    (972)       (172)
       Increase in receivables . . . . . . . . . . . . .  (1,551)     (2,352)
       Decrease in inventories . . . . . . . . . . . . .   1,759       2,846
       Increase in prepaid expenses and other. . . . . .    (346)       (547)
       Decrease in long-term receivable and
        other assets . . . . . . . . . . . . . . . . . .     732         428
       Increase in valuation reserve for
        unrealized losses on marketable securities . . .      --         120
       Increase (decrease) in accounts payable . . . . .  (4,199)      3,022
       Decrease in accrued liabilities . . . . . . . . .    (306)     (3,013)
       Decrease in current tax benefit . . . . . . . . .     555          --
       Increase in income taxes payable. . . . . . . . .      --       1,147
                                                           1,218       5,251

     Net cash provided by operating activities . . . . . $ 5,275     $ 8,329


                              MANAGEMENT'S DISCUSSION
                        AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


     Results of Operations - The Company reported net revenues from sales and services and other income of $22,124,000 during its fiscal 1996 first quarter ended December 31, 1995 as compared to $16,810,000 for the first quarter of fiscal 1995.

     Current year first quarter revenues from contract gas handling services were $21,736,000, an improvement of $5,149,000 (31%) over the prior year first quarter level of $16,587,000. These results include enhanced oil recovery revenues which were reported separately prior to fiscal 1995. The Company's fleet of revenue producing compression equipment, including operations of customer owned units, averaged 381,000 horsepower for the three months ended December 31, 1995, a 28% increase over the previous year's same quarter average of 297,000 horsepower. At its December 31, 1995 quarter end, the Company had operating horsepower of 388,000 with a backlog of 44,000 horsepower, including client owned units. Average realized prices per horsepower increased 9% for the current fiscal quarter as compared to the prior year first quarter primarily due to an increase in international operations where the revenue per horsepower is higher.

     As disclosed in the Company's annual report for its most recent fiscal year ended September 30, 1995, oil and gas producing activities have been classified as discontinued operations. In connection with this discontinuance, the Company adopted a plan for exiting the oil and gas production business and recorded a fiscal 1995 fourth quarter charge that included a writedown of oil and gas properties to their estimated net realizable value along with a provision for disposing of these operations, less applicable tax benefits. No further activity was recorded in the fiscal 1996 first quarter.

     Other revenues, consisting principally of rents, interest and dividends were $388,000 for the fiscal 1996 first quarter as compared to $223,000 in the fiscal 1995 first quarter.

     Operating income from contract gas handling services (revenues less cost of services and depreciation) was $8,240,000 in the most recent quarter, an improvement of $2,055,000 (33%) over the prior year quarter of $6,185,000.

     During the fiscal 1996 first quarter, depreciation expense increased $1,185,000 to $3,727,000 as compared to the previous year's same quarter due primarily to the increase in horsepower previously noted and a waterflood project in Venezuela that is being depreciated substantially more rapidly than typical compression equipment due to contract terms that include a purchase option. General and administrative expenses increased $262,000 (17%) as compared to the prior year quarter due to changes in the Company's infrastructure to support the rapid business growth, principally in engineering and technical support. Interest expense, net of amounts allocated to discontinued operations, was $588,000 in the fiscal 1996 first quarter compared to $(56,000) in the comparative prior year period.

     Income tax expense for the fiscal 1996 first quarter was $2,177,000 at an average effective tax rate of 35% as compared to $1,753,000 at an average effective tax rate of 36% in the prior year's first quarter.

     Liquidity and Capital Resources - As of December 31, 1995, the Company's cash position was $1,818,000 versus $985,000 at the close of the prior fiscal year ended September 30, 1995. The principal sources of cash during the fiscal 1996 first quarter were internally generated funds from operating activities of $5,275,000, proceeds from the sale of property and equipment of $1,830,000 and additional bank borrowings totaling $1,229,000. The primary uses of cash were capital expenditures of $6,905,000 and payment of dividends amounting to $710,000.

     Cash and cash equivalents increased $833,000 to $1,818,000 at December 31, 1995 due to cash collections on the last day of the quarter.
     Accounts receivable for sales and services increased $6,540,000 to $23,032,000 at December 31, 1995 principally due to a slowdown in the collection of receivables from Venezuelan operations, increased revenue from our international operations, and equipment sales. The slowdown in collection of receivables in Venezuela was in large part due to the recent monetary problems that country has experienced and subsequent to the end of the fiscal 1996 first quarter, payments resumed on a normal basis. Accounts receivable from construction work in progress decreased $4,995,000 to $1,840,000 due to completion of a large project in Argentina. Inventories of compressor parts and supplies decreased $997,000 to $3,855,000 resulting from the timing of purchases as well as an effort to minimize inventories. Construction work in progress decreased $762,000 to $1,690,000 due to the previously mentioned project completion. Current tax benefits totalled $2,230,000, the majority of which are related to the discontinuance of the Company's oil and gas operations and the related asset writedowns. Net assets of discontinued operations at December 31, 1995 were $8,891,000, unchanged from the balance as of September 30, 1995 as no sales of producing properties were closed during the first 1996 fiscal quarter. Accounts payable decreased $4,199,000 to $5,768,000 due to the completion of the project in Argentina previously noted and the reductions in inventory and the level of capital spending that occurred during the quarter. Management expects cash requirements for the remainder of fiscal 1996 to be satisfied from cash on hand, cash flow from operations and additional bank borrowings as required.

   PART II.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   The Registrant made no filing on Form 8-K during the period October 1, 1995 and December 31, 1995.

   All other items are inapplicable or have negative answers and are therefore omitted from this report.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRODUCTION OPERATORS CORP
                                   (Registrant)



                                   By: D. John Ogren
                                   D. John Ogren
                                   President



                                   By: John B. Simmons
                                   John B. Simmons
                                   Principal Financial and
                                   Accounting Officer


   Date:    February 8, 1996