Form 10-Q
period 1996-03-31
PRODUCTION OPERATORS CORP
filed 1996-05-09
CIK 100712

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q



    /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the quarterly period ended        March 31, 1996


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

                               YES  X
                               NO

         On April 26, 1996 there were 10,155,134 shares of the Company's common stock, $l.00 par value, outstanding (exclusive of treasury shares).

   PART I.  FINANCIAL INFORMATION


                           FINANCIAL STATEMENTS

                 PRODUCTION OPERATORS CORP AND SUBSIDIARY


     The condensed consolidated financial statements included herein have been prepared by Production Operators Corp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The term "Company" as used herein refers to Production Operators Corp and its operating subsidiary, Production Operators, Inc., together with its subsidiaries, unless the context otherwise indicates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form l0-K. In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of their operations for the six months ended March 31, 1996 and 1995 and their cash flows for the six months ended March 31, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.



                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995
                                   (000'S OMITTED)


                                                     March 31,  September 30,
                                                       1996          1995
                                                    (Unaudited)
     ASSETS
       Current assets:
         Cash and cash equivalents . . . . . . . .   $    638     $     985
         Marketable securities . . . . . . . . . .        202           202
         Receivables:
           Sales and services, net of reserve of
            $172 at March 31, 1996 and $159 at
            September 30, 1995 . . . . . . . . . .     18,458        16,492
           Construction work in progress . . . . .      1,590         6,835

         Inventories - at cost:
           Compressor parts and supplies . . . . .      4,773         4,852
           Construction work in progress . . . . .      1,432         2,452
         Prepaid expenses and other. . . . . . . .      5,472         4,956
         Current tax benefit . . . . . . . . . . .      2,323         2,785
         Net assets of discontinued operations . .      8,121         8,981
              Total current assets . . . . . . . .     43,009        48,540

       Property and equipment, at cost, net of
        accumulated depreciation and
        amortization of $99,201 at March 31,
        1996 and $91,386 at September 30, 1995 . .    166,478       162,995

       Long-term receivable and other assets . . .      7,804         8,697

                                                     $217,291      $220,232

     LIABILITIES AND STOCKHOLDERS' INVESTMENT
       Current liabilities:
         Accounts payable. . . . . . . . . . . . .   $  5,550      $  9,967
         Accrued liabilities . . . . . . . . . . .      8,689         7,829
              Total current liabilities. . . . . .     14,239        17,796

       Senior term notes . . . . . . . . . . . . .     36,283        46,005

       Deferred income taxes . . . . . . . . . . .     20,377        17,781

       Stockholders' investment:
         Common stock. . . . . . . . . . . . . . .     10,259        10,259
         Additional paid-in capital. . . . . . . .     71,515        71,156
         Retained earnings . . . . . . . . . . . .     68,373        61,601

         Deferred compensation - ESOP. . . . . . .     (2,708)       (3,202)
         Treasury stock. . . . . . . . . . . . . .     (1,047)       (1,164)
            Total stockholders' investment . . . .    146,392       138,650

                                                     $217,291      $220,232


                      PRODUCTION OPERATORS CORP AND SUBSIDIARY
                            CONSOLIDATED INCOME STATEMENTS
              FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                  (UNAUDITED-000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                             Quarter Ended     Six Months Ended
                                               March 31,           March 31,
                                            1996     1995       1996    1995
    Net revenues from sales and
     services and other income . . . .    $21,743  $17,465    $43,867 $34,275
    Costs and expenses:
      Cost of sales and services . . .      9,362    8,040     19,131  15,900
      Depreciation and amortization. .      3,890    2,646      7,617   5,188
      General and administrative
       expenses. . . . . . . . . . . .      1,790    1,787      3,596   3,331
      Interest and debt expenses . . .        603      176      1,191     120
                                           15,645   12,649     31,535  24,539
    Income before income taxes . . . .      6,098    4,816     12,332   9,736
    Provision for income taxes . . . .      1,985    1,664      4,162   3,417
    Income from continuing operations.      4,113    3,152      8,170   6,319
    Loss from discontinued operations.         --     (115)        --    (204)

    Net income . . . . . . . . . . . .    $ 4,113  $ 3,037    $ 8,170 $ 6,115

    Net income per share:
     Primary and fully diluted:
      Income from continuing
       operations. . . . . . . . . . .    $   .40  $   .31    $   .80 $   .62
      Loss from discontinued
       operations. . . . . . . . . . .         --     (.01)        --    (.02)
      Net income . . . . . . . . . . .    $   .40  $   .30    $   .80 $   .60

    Weighted average shares
     outstanding . . . . . . . . . . .     10,282   10,171     10,270  10,169

    Dividends per share. . . . . . . .    $   .07  $   .06    $   .14 $   .12

    Average shares outstanding upon
     which dividends were accrued. . .     10,149   10,078     10,148  10,078


                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                              (UNAUDITED-000'S OMITTED)

                                                           Six Months Ended
                                                                March 31,
                                                           1996        1995
     Cash flows from operating activities:
       Cash received from customers. . . . . . . . . .   $ 45,813    $ 35,454
       Cash paid to suppliers and employees. . . . . .    (25,063)    (19,208)
       Interest paid . . . . . . . . . . . . . . . . .     (1,078)       (354)
       Income tax paid . . . . . . . . . . . . . . . .     (1,016)     (1,619)
       Interest and dividends received . . . . . . . .        253         393
       Other income. . . . . . . . . . . . . . . . . .        365         377
                                                           19,274      15,043

     Cash flows from investing activities:
       Net additions to property and equipment . . . .    (12,486)    (35,813)
       Proceeds from sale of securities. . . . . . . .         --         720
       Proceeds from sale of property and equipment. .      3,978       1,044
       Purchase of securities. . . . . . . . . . . . .         --        (677)
       Additions to other long-term assets . . . . . .       (647)     (1,086)
                                                           (9,155)    (35,812)

     Cash flows from financing activities:
       Additions to (reduction of) net borrowings
        on long-term senior notes. . . . . . . . . . .     (9,722)     22,737
       Dividends paid. . . . . . . . . . . . . . . . .     (1,421)     (1,209)
       (Additions to) reduction of deferred
        compensation under Company's ESOP Plan . . . .        495        (167)
       Cash received upon exercise of stock options. .        279          10
       Cash bonus paid upon exercise of stock options.        (49)         (2)
       Repurchases of stock awards . . . . . . . . . .        (48)        (19)
                                                          (10,466)     21,350

     Net increase (decrease) in cash and cash
      equivalents. . . . . . . . . . . . . . . . . . .       (347)        581
     Cash and cash equivalents at beginning of year. .        985       1,037

     Cash and cash equivalents at end of quarter . . .   $    638    $  1,618



                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
      RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                   FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                              (UNAUDITED-000'S OMITTED)

                                                           Six Months Ended
                                                               March 31,
                                                           1996        1995
     Net income. . . . . . . . . . . . . . . . . . . . . $ 8,170     $ 6,115
     Adjustments:
       Depreciation, depletion and amortization. . . . .   7,617       6,963
       Provision for deferred income tax . . . . . . . .   2,596       1,453
       Provision for tax benefits on stock option
        exercises and ESOP dividends . . . . . . . . . .      88          21
       Issuance of stock awards. . . . . . . . . . . . .     228          74
       Provision for bad debts . . . . . . . . . . . . .      13          12
       Gain on sale of property and equipment. . . . . .  (1,241)       (188)
       Gain on sale of marketable securities,
        net of reserve . . . . . . . . . . . . . . . . .      --         (25)
       (Increase) decrease in receivables  . . . . . . .   3,011      (3,619)
       Decrease in inventories . . . . . . . . . . . . .   1,099       3,294
       Increase in prepaid expenses and other. . . . . .    (516)       (816)
       Decrease in long-term receivable and
        other assets . . . . . . . . . . . . . . . . . .   1,568         964
       Increase (decrease) in accounts payable . . . . .  (4,417)      2,828
       Increase (decrease) in accrued liabilities. . . .     596      (2,247)
       Decrease in current tax benefit . . . . . . . . .     462          --
       Increase in income taxes payable. . . . . . . . .      --         214
                                                          11,104       8,928

     Net cash provided by operating activities . . . . . $19,274     $15,043

                               MANAGEMENT'S DISCUSSION
                         AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


     Results of Operations
     The Company reported net revenues for the three and six months ended March 31, 1996 of $21,743,000 and $43,867,000, respectively, reflecting increases of $4,278,000 (24%) and $9,592,000 (28%) over the same periods in the prior year.

     Revenues from contract gas handling services increased $4,573,000 (27%) to $21,465,000 and $9,722,000 (29%) to $43,201,000, respectively, during the second quarter and six months ended March 31, 1996 as compared to the year ago periods. The Company's revenue producing compression fleet, including contract operated units, averaged 393,000 and 387,000 horsepower, respectively, during the second quarter and six months of the current fiscal year as compared to 314,000 and 305,000 horsepower last year, increases of 25% and 27%, respectively, for the comparative periods. The increased revenue reflected the growth in revenue producing compression equipment which was at a record 406,000 horsepower as of March 31, 1996 with a backlog of 35,000 horsepower. Revenues from construction, installation and equipment sales declined as compared to last year's second quarter. Average realized prices per horsepower increased 6.5% and 7.9%, respectively, during the second quarter and six months ended March 31, 1996 as compared to the year ago periods due to an increase in international horsepower where the revenue per horsepower is greater than in the domestic market.

     As disclosed in the Company's annual report for its most recent fiscal year ended September 30, 1995, oil and gas producing activities have been classified as discontinued operations. In connection with this discontinuance, the Company adopted a plan for exiting the oil and gas production business and recorded a fiscal 1995 fourth quarter charge that included a writedown of oil and gas properties to their estimated net realizable value along with a provision for disposing of these operations, less applicable tax benefits. No further adjustments to the fourth quarter charge were recorded in the first six months of fiscal 1996.

     Other income, comprised principally of rents, interest and dividends totaled $278,000 and $666,000, respectively, for the three and six months ended March 31, 1996 as compared to $573,000 and $796,000 for the comparable periods last year. The decline was due primarily to the reduction in the Company's holdings of marketable securities as compared to the previous year.

     Operating income from contract gas handling services (revenues less cost of sales and services and depreciation) for the three and six month periods ended March 31, 1996 increased $2,007,000 (32%) to $8,213,000 and
     $4,062,000 (33%) to $16,453,000, respectively, compared to the year ago periods. These increases were due to the growth in horsepower and price per horsepower previously noted. This growth was driven by the continued expansion of our domestic alliance relationships, the launch of Argentine operations and expansion in Venezuela. An additional strong area of growth has been contract operation of client-owned equipment in the domestic market.

     The provision for depreciation and amortization increased $1,244,000 (47%) to $3,890,000 and $2,429,000 (47%) to $7,617,000, respectively, for the second quarter and six months ended March 31, 1996 primarily due to the increase in revenue producing horsepower previously noted and a waterflood project in Venezuela that is being depreciated substantially more rapidly than typical compression equipment due to contract terms that include a purchase option.

     General and administrative expenses of $1,790,000 were relatively unchanged in the second quarter ended March 31, 1996 as compared to the same period last year. For the six months ended March 31, 1996, general and administrative expenses increased $265,000 (8%) to $3,596,000 which is reflective of changes in the Company's infrastructure to support the rapid business growth, principally in engineering and technical support.

     Interest expense for the second quarter and six months ended March 31, 1996 was $603,000 and $1,191,000, respectively, compared to $176,000 and $120,000 a year ago. These changes are the result of higher bank borrowings to fund increased capital spending that occurred at record levels during the prior fiscal year ended September 30, 1995.

     Income tax expense for the second quarter was $1,985,000 at an average effective tax rate of 33% as compared to $1,664,000 at an average effective tax rate of 35% in the prior fiscal year. Income tax expense for the six months ended March 31, 1996 was $4,162,000 at an average effective tax rate of 34% as compared to $3,417,000 at an average effective tax rate of 35% in the prior fiscal year. Slightly lower effective tax rates were recorded for the current fiscal periods as compared to the prior year due primarily to tax benefits realized from international operations.

     Liquidity and Capital Resources
     As of March 31, 1996 the Company had cash and cash equivalents in the amount of $638,000 versus $985,000 at September 30, 1995, the end of its preceding fiscal year. The principal sources of cash during the current year's first six months were $19,274,000 from operations and $3,978,000 on sales of property and equipment. The principal uses of cash were $12,486,000 in capital additions, $9,722,000 of payments on long term bank debt and $1,421,000 for dividend payments.

     Accounts receivable from sales and service increased $1,966,000 during the first six months of fiscal 1996 to $18,458,000 and accounts receivable from construction decreased $5,245,000 to $1,590,000. Inventories of compressor parts and supplies decreased $79,000 to $4,773,000 during the first six months of fiscal 1996 while inventories related to construction decreased $1,020,000 to $1,432,000 during the same period. Net assets of discontinued operations decreased $860,000 to $8,121,000 due to the sale of oil and gas properties during the fiscal 1996 second quarter. Sales of the remaining oil and gas properties were closed subsequent to the end of the second fiscal quarter. Property, plant and equipment, net of accumulated depreciation and amortization, increased $3,483,000 in the first half of the year. Accounts payable decreased $4,417,000 due to the collection of construction receivables and inventories previously noted and lower capital spending. The Company expects cash requirements for the remainder of fiscal 1996 to be satisfied principally from cash on hand, operating cash flows and additional bank borrowings as required.

     PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Registrant made no filing on Form 8-K during the period January 1, 1996 and March 31, 1996.

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


     Date:    May 8, 1996