Form 10-Q
period 1996-06-30
PRODUCTION OPERATORS CORP
filed 1996-08-08
CIK 100712

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q



    /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended        June 30, 1996

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


                                   YES  X
                                   NO


        On July 25, 1996 there were 10,184,279 shares of the Company's common stock, $l.00 par value, outstanding (exclusive of treasury shares).

   PART I.  FINANCIAL INFORMATION


                           FINANCIAL STATEMENTS

                 PRODUCTION OPERATORS CORP AND SUBSIDIARY


     The condensed consolidated financial statements included herein have been prepared by Production Operators Corp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The term "Company" as used herein refers to Production Operators Corp and its operating subsidiary, Production Operators, Inc., together with its subsidiaries, unless the context otherwise indicates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form l0-K. In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of their operations for the nine months ended June 30, 1996 and 1995 and their cash flows for the nine months ended June 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                   (000'S OMITTED)


                                                     June 30,   September 30,
                                                       1996          1995
                                                   ------------ -------------
                                                  (Unaudited)
     ASSETS
       Current assets:
         Cash and cash equivalents . . . . . . . .   $  3,203     $     985
         Marketable securities . . . . . . . . . .        202           202
       Receivables:
           Sales and services, net of reserve of
            $179 at June 30, 1996 and $159 at
            September 30, 1995 . . . . . . . . . .     19,434        16,492
           Construction work in progress . . . . .      4,536         6,835

         Inventories - at cost:
           Compressor parts and supplies . . . . .      4,942         4,852
           Construction work in progress . . . . .      2,321         2,452
         Prepaid expenses and other. . . . . . . .      5,971         4,956
         Current tax benefit . . . . . . . . . . .      1,447         2,785
         Net assets of discontinued operations . .         --         8,981
                                                     --------      --------
              Total current assets . . . . . . . .     42,056        48,540

       Property and equipment, at cost, net of
        accumulated depreciation and
        amortization of $97,616 at June 30,
        1996 and $91,386 at September 30, 1995 . .    170,914       162,995

       Long-term receivable and other assets . . .      9,445         8,697
                                                     --------      --------
                                                     $222,415      $220,232
                                                     ========      ========
     LIABILITIES AND STOCKHOLDERS' INVESTMENT
       Current liabilities:
         Accounts payable. . . . . . . . . . . . .   $  7,068      $  9,967
         Accrued liabilities . . . . . . . . . . .     18,802         7,829
                                                     --------      --------
              Total current liabilities. . . . . .     25,870        17,796

       Senior term notes . . . . . . . . . . . . .     24,714        46,005

       Deferred income taxes . . . . . . . . . . .     20,648        17,781
                                                     --------      --------
       Stockholders' investment:
         Common stock. . . . . . . . . . . . . . .     10,259        10,259
         Additional paid-in capital. . . . . . . .     72,098        71,156
         Retained earnings . . . . . . . . . . . .     72,204        61,601
         Deferred compensation - ESOP. . . . . . .     (2,560)       (3,202)

         Treasury stock. . . . . . . . . . . . . .       (818)       (1,164)
                                                     --------      --------
            Total stockholders' investment . . . .    151,183       138,650
                                                     --------      --------
                                                     $222,415      $220,232
                                                     ========        ========


                      PRODUCTION OPERATORS CORP AND SUBSIDIARY
                            CONSOLIDATED INCOME STATEMENTS
              FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                  (UNAUDITED-000'S OMITTED EXCEPT PER SHARE AMOUNTS)


                                             Quarter Ended    Nine Months Ended
                                                June 30,           June 30,
                                          -----------------   -----------------
                                            1996     1995       1996    1995
                                          -------  -------    ------- -------
    Net revenues from sales and
     services and other income . . . .    $22,868  $18,658    $66,735 $52,933
                                          -------  -------    ------- -------
    Costs and expenses:
      Cost of sales and services . . .      9,602    8,202     28,733  24,102
      Depreciation and amortization. .      4,108    2,934     11,725   8,122
      General and administrative
       expenses. . . . . . . . . . . .      1,886    1,707      5,482   5,038
      Interest and debt expenses . . .        398      383      1,589     503
                                          -------  -------    ------- -------
                                           15,994   13,226     47,529  37,765
                                          -------  -------    ------- -------
    Income before income taxes . . . .      6,874    5,432     19,206  15,168
    Provision for income taxes . . . .      2,340    1,856      6,502   5,273
                                          -------  -------    ------- -------
    Income from continuing operations.      4,534    3,576     12,704   9,895
    Loss from discontinued operations.         --      (42)        --    (246)
                                          -------  -------    ------- -------
    Net income . . . . . . . . . . . .    $ 4,534  $ 3,534    $12,704 $ 9,649
                                          =======  =======    ======= =======
    Net income per share:
     Primary and fully diluted:
      Income from continuing
       operations. . . . . . . . . . .    $   .44  $   .35    $  1.24 $   .97
      Loss from discontinued
       operations. . . . . . . . . . .         --       --         --    (.02)
                                          -------  -------    ------- -------
      Net income . . . . . . . . . . .    $   .44  $   .35    $  1.24 $   .95
                                          =======  =======    ======= =======
    Weighted average shares
     outstanding . . . . . . . . . . .     10,305   10,231     10,282  10,189

    Dividends per share. . . . . . . .    $   .07  $   .07    $   .21 $   .19

    Average shares outstanding upon
     which dividends were accrued. . .     10,183   10,122     10,159  10,094




                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (UNAUDITED-000'S OMITTED)



                                                           Nine Months Ended
                                                                June 30,
                                                         --------------------
                                                           1996        1995
                                                         --------    --------
     Cash flows from operating activities:
       Cash received from customers. . . . . . . . . .   $ 75,511    $ 52,357
       Cash paid to suppliers and employees. . . . . .    (37,385)    (34,245)
       Interest paid . . . . . . . . . . . . . . . . .     (1,488)     (2,998)
       Income tax paid . . . . . . . . . . . . . . . .     (2,026)       (869)
       Interest and dividends received . . . . . . . .        386         551
       Other income. . . . . . . . . . . . . . . . . .        510         542
                                                         --------    --------
                                                           35,508      15,338
                                                         --------    --------
     Cash flows from investing activities:
       Net additions to property and equipment . . . .    (19,992)    (51,121)
       Proceeds from sale of securities. . . . . . . .         --       2,537
       Proceeds from sale of property and equipment. .     10,285       1,371
       Purchase of securities. . . . . . . . . . . . .         --        (677)
       Additions to other long-term assets . . . . . .     (1,622)     (2,762)
                                                         --------    --------
                                                          (11,329)    (50,652)
                                                         --------    --------
     Cash flows from financing activities:
       Additions to (reduction of) net borrowings
        on long-term senior notes. . . . . . . . . . .    (21,291)     37,000
       Dividends paid. . . . . . . . . . . . . . . . .     (2,133)     (1,918)
       (Additions to) reduction of deferred
        compensation under Company's ESOP Plan . . . .        642        (167)
       Cash received upon exercise of stock options. .        989         413
       Cash bonus paid upon exercise of stock options.       (114)       (293)
       Repurchases of stock awards . . . . . . . . . .        (54)        (19)
                                                         --------    --------
                                                          (21,961)     35,016
                                                         --------    --------
     Net increase (decrease) in cash and cash
      equivalents. . . . . . . . . . . . . . . . . . .      2,218        (298)
     Cash and cash equivalents at beginning of year. .        985       1,037
                                                         --------    --------
     Cash and cash equivalents at end of quarter . . .   $  3,203    $    739
                                                         ========    ========




                       PRODUCTION OPERATORS CORP AND SUBSIDIARY
      RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                   FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (UNAUDITED-000'S OMITTED)



                                                           Nine Months Ended
                                                                June 30,
                                                         --------------------
                                                           1996        1995
                                                         --------    --------
     Net income. . . . . . . . . . . . . . . . . . . . . $12,704     $ 9,649
                                                         -------     -------
     Adjustments:
       Depreciation, depletion and amortization. . . . .  11,725      10,734
       Provision for deferred income tax . . . . . . . .   2,867       1,825
       Provision for tax benefits on stock option
        exercises and ESOP dividends . . . . . . . . . .     271         384
       Issuance of stock awards. . . . . . . . . . . . .     228          74
       Provision for bad debts . . . . . . . . . . . . .      20          18
       Gain on sale of property and equipment. . . . . .  (2,243)       (530)
       Gain on sale of marketable securities,
        net of reserve . . . . . . . . . . . . . . . . .      --         (74)
       Increase in receivables . . . . . . . . . . . . .    (918)     (7,359)
       Decrease in inventories . . . . . . . . . . . . .      41         647
       Increase in prepaid expenses and other. . . . . .  (1,015)       (912)
       Decrease in long-term receivable and
        other assets . . . . . . . . . . . . . . . . . .   2,416       1,487
       Increase (decrease) in accounts payable . . . . .  (2,899)      1,449
       Increase (decrease) in accrued liabilities. . . .  10,973      (1,988)
       Decrease in current tax benefit . . . . . . . . .   1,338          --
       Increase in income taxes payable. . . . . . . . .      --         (66)
                                                         -------     -------
                                                          22,804       5,689
                                                         -------     -------
     Net cash provided by operating activities . . . . . $35,508     $15,338
                                                         =======     =======


                              MANAGEMENT'S DISCUSSION
                        AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


Results of Operations
   ---------------------
The Company reported net revenues for the three and nine months ended June 30, 1996 of $22,868,000 and $66,735,000, respectively, reflecting increases of $4,210,000 (23%) and $13,802,000 (26%) over the same periods in the prior year.

Revenues from contract gas handling services increased $4,279,000 (23%) to $22,590,000 and $14,001,000 (27%) to $65,791,000, respectively, during the third quarter and nine months ended June 30, 1996 as compared to the year ago periods. The Company's revenue producing compression fleet, including contract operated units, averaged 417,000 and 397,000 horsepower, respectively, during the third quarter and nine months of the current fiscal year as compared to 345,000 and 319,000 horsepower last year, increases of 21% and 25%, respectively, for the comparative periods. The increased revenue reflected the growth in revenue producing compression equipment which was at a record 429,000 horsepower as of June 30, 1996 with a backlog of 66,000 horsepower. Average realized prices per horsepower increased 5% and 7%, respectively, during the third quarter and nine months ended June 30, 1996 as compared to the year ago periods resulting primarily from increases in international horsepower where the revenue per horsepower is greater than in the domestic market.

The Company announced late in the third quarter, the acquisition of 24,000 horsepower from a privately held compressor packaging and rental company consisting of thirty-four units with an average unit size of 706 horsepower. One-half of this fleet was revenue producing at the time of acquisition and the remainder was added to the existing fleet for reapplication. This acquisition was made at a cost significantly under replacement cost for new horsepower which should improve returns in future periods.

As disclosed in the Company's annual report for its most recent fiscal year ended September 30, 1995, oil and gas producing activities have been classified as discontinued operations. In connection with this discontinuance, the Company adopted a plan for exiting the oil and gas production business and recorded a fiscal 1995 fourth quarter charge that included a writedown of oil and gas properties to their estimated net realizable value along with a provision for disposing of these operations, less applicable tax benefits. No further adjustments to the fourth quarter charge were recorded in the first nine months of fiscal 1996.

Other income, comprised principally of rents and interest totaled $278,000 and $944,000, respectively, for the three and nine months ended June 30, 1996 as compared to $347,000 and $1,143,000 for the comparable periods last year. The decline was due primarily to the reduction in the Company's holdings of marketable securities as compared to the previous year.

Operating income from contract gas handling services (revenues less cost of sales and services and depreciation) for the three and nine month periods ended June 30, 1996 increased $1,705,000 (24%) to $8,880,000 and $5,767,000
(29%) to $25,333,000, respectively, compared to the year ago periods. These increases were due to the growth in horsepower and price per horsepower previously noted. This growth was driven by the continued expansion of the Company's domestic alliance relationships and the continued growth of Argentine and Venezuelan operations.

The provision for depreciation and amortization increased $1,174,000 (40%) to $4,108,000 and $3,603,000 (44%) to $11,725,000, respectively, for the third quarter and nine months ended June 30, 1996 primarily due to the increase in revenue producing horsepower previously noted and a waterflood project in Venezuela that is being depreciated substantially more rapidly than typical compression equipment due to contract terms that include a purchase option.

General and administrative expenses increased $179,000 (10%) to $1,886,000 during the third quarter as compared to the year ago period. For the nine months ended June 30, 1996, general and administrative expenses increased $444,000 (9%) to $5,482,000. This growth is reflective of changes in the Company's infrastructure to support the rapid business growth of the Company, principally in engineering and technical support.

Interest expense for the third quarter and nine months ended June 30, 1996 was $398,000 and $1,589,000, respectively, compared to $383,000 and $503,000 a year ago. These increases are the result of higher average bank borrowings to fund increased capital spending that occurred at record levels during the prior fiscal year ended September 30, 1995.

Income tax expense for the third quarter was $2,340,000 at an average effective tax rate of 34% as compared to $1,856,000 at an average effective tax rate of 34% in the prior fiscal year. Income tax expense for the nine months ended June 30, 1996 was $6,502,000 at an average effective tax rate of 34% as compared to $5,273,000 at an average effective tax rate of 35% in the prior fiscal year. Slightly lower effective tax rates were recorded for the current fiscal periods as compared to the prior year due primarily to tax benefits realized from international operations.

Liquidity and Capital Resources
- -------------------------------
As of June 30, 1996 the Company had cash and cash equivalents in the amount of $3,203,000 versus $985,000 at September 30, 1995, the end of its preceding fiscal year. The principal sources of cash during the current year's first nine months were $35,508,000 from operations and $10,285,000 on sales of property and equipment,including proceeds from the sale of oil and gas properties included in net assets of discontinued operations. The principal uses of cash were $19,992,000 in capital additions, $21,291,000 of payments on long term bank debt and $2,133,000 for dividend payments. Long term bank debt was significantly lower at June 30, 1996 compared to the end of the preceding fiscal year due to lower capital expenditures for the period as well as the timing of collections and prepayments of certain contractual arrangements for the fabrication of customer owned units.

Accounts receivable from sales and service increased $2,942,000 during the first nine months of fiscal 1996 to $19,434,000 and accounts receivable from construction decreased $2,299,000 to $4,536,000. Inventories of compressor parts and supplies increased $90,000 to $4,942,000 during the first nine months of fiscal 1996 while inventories related to construction decreased $131,000 to $2,321,000 during the same period. Net assets of discontinued operations declined as the sales of remaining oil and gas properties were concluded during the third quarter. Property, plant and equipment, net of accumulated depreciation and amortization, increased $7,919,000 in the first nine months of the year. Accounts payable decreased $2,899,000 due to the collection of construction receivables and inventories previously noted and lower capital spending. The Company expects cash requirements for the remainder of fiscal 1996 to be satisfied principally from cash on hand, operating cash flows and additional bank borrowings as required.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Registrant made no filing on Form 8-K during the period April 1, 1996 and June 30, 1996.

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


Date:   August 8, 1996