Form 10-K405
period 1996-09-30
PRODUCTION OPERATORS CORP
filed 1996-12-23
CIK 100712

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

Item 1.  Business

           The Company specializes in the handling of gases for maximizing the recovery of hydrocarbon resources. These production services include (1) contract compression and contract processing or treating of gases, principally natural gas and (2) operating compression and related facilities for the handling of carbon dioxide used in enhanced oil recovery. In its contract gas compression operations, the Company designs, engineers, fabricates, transports, installs, operates and maintains compression units specifically designed to meet unique client requirements. The Company also designs, engineers and constructs the site where the gas handling equipment is installed and operated. In its contract processing or treating of gases, usually performed in conjunction with contract gas compression, the Company designs, engineers, installs and operates specialized processing or treating equipment which recovers liquid hydrocarbons from associated gas streams or removes impurities such as hydrogen sulfide and carbon dioxide. The Company operates its own equipment and contract operates client owned equipment used in the compression, gathering and processing of gases. In its enhanced oil recovery operations, which are reported in Contract Gas Handling Services, the Company gathers, compresses, transports and injects carbon dioxide gas used by the petroleum industry in enhanced oil recovery projects. The Company considers itself to be a leader in the technology of handling and compressing carbon dioxide.

           As of September 30, 1995, all oil and gas production activities were classified as discontinued operations and a provision of $6.7 million, net of taxes, was recorded. No further adjustments to the fiscal 1995 fourth quarter charge were recorded during the most recent fiscal year ended September 30, 1996 and the plan for discontinuance has been completed.

           Contract Gas Compression - Gas compression is the use of a mecha-nical process for compressing a volume of a gas until it reaches a desired pressure. Reciprocating compressors driven by internal combustion engines or electric motors are the most common equipment for compression, particularly when higher pressures are involved.

           Contract gas compression has various applications in the production of oil and gas. The majority of the Company's contract gas compression units compress natural gas either for transmission or for reservoir injection in connection with secondary oil recovery operations. In the case of natural gas being compressed for pipeline transmission, compression becomes necessary when the natural pressure of the gas field is below the operating pressure of the pipeline system receiving and transporting the gas. Gas compression is also used to inject natural gas into an oil field for maintaining reservoir pressure or for gas lifting of fluids in producing well bores. It is expected that at some time during the life of substantially all natural gas fields the gas produced will require compression. The Company's average gas compression job historically has lasted approximately four years. In recent years average job life has exceeded five years as the Company has increasingly contracted to operate larger, longer term assignments, originating primarily from alliance and international client relationships.

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

           At September 30, 1996 the Company's contract gas compression fleet totaled 446,000 horsepower with units ranging in size from 25 to 3,000 horsepower. During the fiscal year 1996, net horsepower added to the contract compression fleet was 53,000. At yearend 84% of the available horsepower was installed and earning revenue or committed for reapplication. These installed units are located in more than 150 separate oil and gas fields in the states of Texas, Oklahoma, Louisiana, New Mexico, Colorado, Wyoming, Mississippi, Kansas, Utah, Arkansas, California and Alabama and in the countries of Venezuela, Argentina and Canada.

           At fiscal yearend 1996, 67,000 horsepower was operating in Venezuela, Argentina and Canada as compared to 41,000 horsepower at yearend 1995. The Company is marketing its services in additional foreign countries. The contracts in Venezuela and Argentina are substantially dollar denominated and that tends to mitigate the risks from uncertain political and economic conditions.

           Contract Gas Processing - Production Operators supplies gas processing services on a contract basis using skid-mounted processing equipment.


           Enhanced Oil Recovery - As detailed in the 1994 Form 10-K, given the substantially reduced size of the enhanced oil recovery (EOR) area and the same business focus of operating compression equipment in both the EOR and contract gas handling areas, EOR results are now included in the contract gas handling segment for financial reporting. The Comanche Creek pipeline, located in the southern end of the Permian Basin in west Texas, was included in discontinued operations at September 30, 1995 and sold in fiscal 1996.


           Business Segments - The Company conducts its operations in one business segment, contract gas handling services. This segment consists principally of compression and other gas handling services in the oil field services industry. Prior to fiscal year 1995, the Company had operated in two business segments including contract gas handling services and enhanced oil recovery in the oil field services industry and oil and gas producing operations. As of September 30, 1995 oil and gas production operations were classified as discontinued operations. The supplemental information concerning these segments included in Notes 1 and 9 of the Consolidated Financial Statements on pages 29 and 33 of the Company's 1996 Annual Report to Stockholders and the Consolidated Balance Sheets on page 25 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

           During fiscal 1996 two clients accounted for a total of 42% of the Company's consolidated revenues, each of which accounted for 10% or more of the Company's consolidated revenues.

           Competition - There are numerous companies that sell or lease compression equipment, but only a few that provide full-service, total responsibility contract compression. The Company believes it is the largest independent provider of contract compression services, yet it accounts for only a small percentage of all compression work performed. The vast majority of compression equipment is owned and operated by oil and gas producers and pipelines.

           Employees - The Company employed 466 people at September 30, 1996 of whom 37 were administrative, 30 were in engineering and purchasing, 86 worked at the Houston plant facility, and 313 were involved in field operations. The remote location and adverse living conditions often associated with the Company's field operations restrict the number of qualified workers available and the Company trains most of its personnel.

Item 2.  Properties

          The principal offices of the Company and its subsidiary are located at 11302 Tanner Road, Houston, Texas 77041. At that location, the Company owns 27 acres of land acquired at a cost of $436,000.
          The office and fabrication plant are located in four buildings aggregating 124,000 square feet, of which approximately 10,000 square feet are unfinished and held in reserve for future expansion.

          Additional information regarding the Company's oil and gas operations, discontinued as of September 30, 1995, is found in
          Note 9 of the Financial Statements on page 33 of the Company's 1996 Annual Report to Stockholders.

          The Company is obligated under short-term leases for space used for administrative functions at various locations where its field operations are conducted. Additional information regarding the Company's obligations under leases, is found in Note 7 of the Financial Statements on page 32 of the Company's 1996 Annual Report to Stockholders.

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


Executive Officers of Registrant
The executive officers of the Company and their principal occupations and other affiliations during the last five years are:

             Name             Age     Principal Occupations and Affiliations

   Carl W. Knobloch, Jr.       66   Chairman and Director effective May 1, 1961
                                    and President from October 1986 through
                                    July 1994

   D. John Ogren               53   President and Director effective July 5,
                                    1994. Senior Vice President of E.I.duPont de Nemours and Company from April 1992 to May 1994, President and Chief Executive
                                    Officer of DuPont Canada from June 1991 to
                                    April 1992 and Senior Vice President of
                                    Conoco, Inc. from February 1989 to May 1991

   Thomas R. Reinhart          54   Vice President effective February 21, 1992
                                    and Executive Vice President of Production
                                    Operators, Inc. (subsidiary) effective
                                    April 1, 1994 - Senior Vice President from
                                    November 1991 to March 1994 - Vice
                                    President from October 1990 to October 1991
                                    - General Manager Administration, Secretary and Treasurer from April 1988 to September
                                    1990 and Manager MIS and Purchasing prior thereto

   John B. Simmons             44   Chief Financial Officer effective October
                                    23, 1996, Treasurer effective March 18,
                                    1996 and  Controller effective May 1995.
                                    Director of Planning and Control of The
                                    Western Company of North America from
                                    February 1994 to April 1995 and Vice
                                    President, Finance of Western Petroleum
                                    Services International Company and Western
                                    Oceanic, Inc. from December 1991 to January
                                    1994

   Carla Knobloch              38   Secretary effective October 1, 1990 -
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


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters

         Company's common stock is traded over-the-counter and is reported in the NASDAQ National Market System under the symbol PROP.
         There were 765 stockholders of record at September 30, 1996.

         The information set forth in the "Market Price of Stock and Cash Dividends" section appearing on page 20 of the Company's 1996 Annual Report to Stockholders is incorporated in this Item by reference in response to the information required by this Item.

Item 6.  Selected Financial Data

         The information set forth under "Selected Financial Data" appearing on pages 34 - 35 of the Company's 1996 Annual Report to Stockholders is incorporated in this Item by reference in response to the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth under "Management's Discussion and Analysis of Results of Operations and Financial Condition"
         appearing on pages   21 - 23 of the Company's 1996 Annual Report
         to Stockholders is incorporated in this Item by reference in response to the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

         The consolidated balance sheets as of September 30, 1996 and 1995 and the consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended September 30, 1996, together with the report of independent public accountants, contained on pages 24 through 36 of the Company's 1996 Annual Report to Stockholders are incorporated in this Item by reference in response to the information required by this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                        PART III

Item 10. Directors and Executive Officers of the Registrant

         The information that will be set forth under "Management -- Election of Directors,""Management -- Executive Compensation" and "Other Matters" in the Company's proxy statement for the 1997 Annual Meeting of Stockholders is incorporated in this Item by reference in response to the information required by this Item.

         Information regarding the executive officers of the Company is furnished in a separate Item captioned "Executive Officers of Registrant" in Part I above and is incorporated by reference in this Item in response to the information required by this Item.

Item 11. Executive Compensation

         The information that will be set forth under "Management -- The Board of Directors and its Committees," "-- Executive Compensation" and "-- Description of the Company's Compensation Plans for Key Officers" in the Company's proxy statement for the 1997 Annual Meeting of Stockholders is incorporated in this Item by reference in response to the information required by this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information that will be set forth under "Management -- Election of Directors" and "Five Percent Stockholders" (regarding ownership of Production Operators stock) in the Company's proxy statement for the 1997 Annual Meeting of Stockholders is incorporated in this Item by reference in response to the information required by this Item.

Item 13. Certain Relationships and Related Transactions

         The information that will be set forth under "Management -- Election of Directors" and "-- Interest in Certain Transactions" in the Company's proxy statement for the 1997 Annual Meeting of Stockholders is incorporated in this Item by reference in response to the information required by this Item.


                                        PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  Financial Statements, Schedules and Exhibits -

            (1) The consolidated financial statements of Production Operators Corp and Consolidated Subsidiary set forth as indicated below in the Company's 1996 Annual Report to Stockholders are incorporated in this Item by reference and made a part of this Item in response to the information required by this
                  Item:

                                                                        Annual
                                                                    Report Page
                  Consolidated Statements of Income for the
                  three years ended September 30, 1996              24

                  Consolidated Balance Sheets at September 30,
                  1996 and 1995                                     25

                  Consolidated Statements of Stockholders'
                  Investment for the three years ended
                  September 30, 1996                                26

                  Consolidated Statements of Cash Flows for the
                  three years ended September 30, 1996              27 - 28

                  Notes to Consolidated Financial Statements        29 - 33

                  Selected Quarterly Financial Data (Unaudited)     32

                  Report of Independent Public Accountants          36


            (2) All schedules are omitted because they are not applicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

            (3) The exhibits filed as a part of this report are listed in the Exhibits Index submitted as a separate section to this report.

      (b) No report on Form 8-K was filed during the quarter ended September 30, 1996.

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

   December 11, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, who constitute a majority of the directors, on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ F. D. Ellis                                          12/10/96
    F. E. Ellis, Director                                       Date



    Jorge E. Estrada M., Director                               Date



    /s/ C. Rahl George                                        12/9/96
    C. Rahl George, Director                                    Date


    /s/ John R. Huff                                         12/11/96
    John R. Huff, Director                                      Date


    /s/ Carl W. Knobloch, Jr.                                12/11/96
    Carl W. Knobloch, Jr., Chairman                             Date


    /s/ Henry E. Longley                                      12/6/96
    Henry E. Longley, Director                                  Date


    /s/ D. John Ogren                                        12/11/96
    D. John Ogren, Director and                                 Date
    President



    /s/ Lester Varn, Jr.                                      12/9/96
    Lester Varn, Jr., Director                                  Date







    /s/ John B. Simmons                                       12/5/96
    John B. Simmons, Treasurer                                  Date
    (Principal Financial and
    Accounting Officer)



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

    (10)(d)(i) 1992 Long-Term Incentive Plan approved by stockholders February 24, 1993, as amended through October 24, 1995 (filed as Exhibit (10)(d)(i) to Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference).



    (10)(e) Target Variable Compensation Plan dated May 5, 1995. (filed as Exhibit (10)(e) to Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference).


    (10)(f) Production Operators, Inc. Supplemental Benefit Plan (filed as Exhibit 28.2 to Report on Form 8-K, filed February 24, 1992 and incorporated herein by reference).

    (10)(f)(i)    Form of Service Continuation Agreement.

    (10)(g) Form of Purchase Agreement dated June 20, 1991 between Production Operators Corp and each purchaser in connection with the private placement of 590,000 shares of Common Stock (filed as Exhibit 1.1 to Registration Statement on Form S-3, File No. 33-41254, filed June 26, 1991 and incorporated herein by reference).

    (11)          Statement regarding Computation of Net Income per Share of
                  Common Stock.

    (13)          1996 Annual Report to Stockholders.

    (22)          List of subsidiaries.


    (24)(a) Consent of Independent Public Accountants re inclusion of their Report dated November 20, 1996 in this Form 10-K.


    (24)(b) Consent of Independent Public Accountants re inclusion of their report dated November 20, 1996 into the Company's previously filed Registration Statements on Form S-3 and Forms S-8.