Form 10-Q
period 1996-12-31
PRODUCTION OPERATORS CORP
filed 1997-02-07
CIK 100712

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q



   / /    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended      December 31, 1996

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


                                  YES  X
                                   NO


         On January 24, 1997 there were 10,206,770 shares of the Company's common stock, $l.00 par value, outstanding (exclusive of treasury shares).

   PART I.  FINANCIAL INFORMATION


                             FINANCIAL STATEMENTS

                   PRODUCTION OPERATORS CORP AND SUBSIDIARY


     The condensed consolidated financial statements included herein have been prepared by Production Operators Corp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The term "Company" as used herein refers to Production Operators Corp and its operating subsidiary, Production Operators, Inc., together with its subsidiaries, unless the context otherwise indicates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form l0-K. In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996 and the results of their operations for the three months ended December 31, 1996 and 1995 and their cash flows for the three months ended December 31, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

   (TABLE>

                      PRODUCTION OPERATORS CORP AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                                  (000'S OMITTED)


   [CAPTION]

                                                   December 31, September 30,
                                                       1996          1996
                                                   ------------ -------------
                                                    (Unaudited)
     ASSETS
       Current assets:
         Cash and cash equivalents . . . . . . . .   $  1,470     $   1,466
         Marketable securities . . . . . . . . . .        201           201
         Receivables:
           Sales and services, net of reserve of
            $163 at December 31, 1996 and $156 at
            September 30, 1996 . . . . . . . . . .     21,393        20,388
           Construction work in progress . . . . .      3,925         4,592
         Inventories - at cost:
           Compressor parts and supplies . . . . .      7,215         6,486
           Construction work in progress . . . . .      3,137         2,433
         Prepaid expenses and other. . . . . . . .      6,766         5,866
                                                     --------      --------
              Total current assets . . . . . . . .     44,107        41,432

       Property and equipment, at cost, net of
        accumulated depreciation and
        amortization of $103,531 at December 31,
         1996 and $100,940 at September 30, 1996 .    177,219       173,307

       Long-term receivable and other assets . . .      8,175         7,952
                                                     --------      --------
                                                     $229,501      $222,691
                                                     ========      ========
     LIABILITIES AND STOCKHOLDERS' INVESTMENT
       Current liabilities:
         Accounts payable. . . . . . . . . . . . .   $  7,884      $  8,361
         Accrued liabilities . . . . . . . . . . .      6,948        13,084
         Income taxes payable. . . . . . . . . . .      1,748         1,283
                                                     --------      --------
              Total current liabilities. . . . . .     16,580        22,728

       Senior term notes . . . . . . . . . . . . .     29,636        23,131

       Deferred income taxes . . . . . . . . . . .     22,458        21,178
                                                     --------      --------
       Stockholders' investment:
         Common stock. . . . . . . . . . . . . . .     10,259        10,259
         Additional paid-in capital. . . . . . . .     72,485        72,223
         Retained earnings . . . . . . . . . . . .     80,854        76,294
         Deferred compensation - ESOP. . . . . . .     (2,110)       (2,340)
         Treasury stock. . . . . . . . . . . . . .       (661)         (782)
                                                     --------      --------
            Total stockholders' investment . . . .    160,827       155,654
                                                     --------      --------
                                                     $229,501      $222,691
                                                     ========       ========


                      PRODUCTION OPERATORS CORP AND SUBSIDIARY
                           CONSOLIDATED INCOME STATEMENTS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                 (UNAUDITED-000'S OMITTED EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended
                                                         December 31
                                                    -------      -------
                                                      1996         1995
                                                    -------      -------
   Net revenues from sales and services
    and other income . . . . . . . . . . . . . .    $26,747      $22,124
                                                    -------      -------
   Costs and expenses:
     Cost of sales and services. . . . . . . . .     11,946        9,769
     Depreciation and amortization . . . . . . .      4,398        3,727
     General and administrative expenses . . . .      1,903        1,806
     Interest and debt expenses. . . . . . . . .        404          588
                                                    -------      -------
                                                     18,651       15,890
                                                    -------      -------
   Income before income taxes. . . . . . . . . .      8,096        6,234
   Provision for income taxes. . . . . . . . . .      2,832        2,177
                                                    -------      -------
   Net income. . . . . . . . . . . . . . . . . .    $ 5,264      $ 4,057
                                                    =======      =======
   Net income per share:
    Primary and fully diluted                       $   .51      $   .40

   Weighted average shares outstanding . . . . .     10,371       10,258

   Dividends per share . . . . . . . . . . . . .    $   .07      $   .07

   Average shares outstanding upon which
    dividends were accrued . . . . . . . . . . .     10,195       10,147



                      PRODUCTION OPERATORS CORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                             (UNAUDITED-000'S OMITTED)


                                                         Quarter Ended
                                                          December 31,
                                                      --------------------
                                                        1996       1995
                                                      --------   --------
   Cash flows from operating activities:
     Cash received from clients. . . . . . . . . . .  $ 23,684   $ 19,650
     Cash paid to suppliers and employees. . . . . .   (22,194)   (14,235)
     Interest paid . . . . . . . . . . . . . . . . .      (388)      (468)
     Income tax paid . . . . . . . . . . . . . . . .    (1,014)       (15)
     Interest and dividends received . . . . . . . .       103        133
     Other income. . . . . . . . . . . . . . . . . .       151        210
                                                      --------   --------
                                                           342      5,275
                                                      --------   --------
   Cash flows from investing activities:
     Net additions to property and equipment . . . .    (9,145)    (6,905)
     Proceeds from sale of property and equipment. .     3,687      1,830
     Other . . . . . . . . . . . . . . . . . . . . .    (1,038)      (332)
                                                      --------   --------
                                                        (6,496)    (5,407)
                                                      --------   --------
   Cash flows from financing activities:
     Additions to net borrowings on long-term
      senior notes . . . . . . . . . . . . . . . . .     6,505      1,229
     Dividends paid. . . . . . . . . . . . . . . . .      (714)      (710)
     Decrease in deferred compensation under
      Company's ESOP Plan. . . . . . . . . . . . . .       230        311
     Cash received upon exercise of stock options. .       161        216
     Cash bonus paid upon exercise of stock options.       (23)       (49)
     Repurchases of stock awards . . . . . . . . . .        (1)       (32)
                                                      --------   --------
                                                         6,158        965
                                                      --------   --------
   Net increase in cash and cash equivalents . . . .         4        833
   Cash and cash equivalents at beginning of year. .     1,466        985
                                                      --------   --------
   Cash and cash equivalents at end of quarter . . .  $  1,470   $  1,818
                                                      ========   ========




                      PRODUCTION OPERATORS CORP AND SUBSIDIARY
     RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                             (UNAUDITED-000'S OMITTED)

                                                         Quarter Ended
                                                          December 31,
                                                      -------------------
                                                        1996        1995
                                                      -------     -------
   Net income. . . . . . . . . . . . . . . . . . . . .$ 5,264     $ 4,057
                                                      -------     -------
   Adjustments:
     Depreciation and amortization . . . . . . . . . .  4,398       3,727
     Provision for deferred income tax . . . . . . . .  1,280       1,529
     Provision for tax benefits on stock option
      exercises and ESOP dividends . . . . . . . . . .     73          78
     Issuance of stock awards. . . . . . . . . . . . .    183         206
     Provision for bad debts . . . . . . . . . . . . .      7           6
     Gain on sale of property and equipment. . . . . . (1,278)       (972)
     Increase in receivables . . . . . . . . . . . . . (1,933)     (1,551)
     (Increase) decrease in inventories. . . . . . . . (1,433)      1,759
     Increase in prepaid expenses and other. . . . . .   (900)       (346)
     Decrease in long-term receivable and
      other assets . . . . . . . . . . . . . . . . . .    829         732
     Decrease in accounts payable. . . . . . . . . . .   (477)     (4,199)
     Decrease in accrued liabilities . . . . . . . . . (6,136)       (306)
     Decrease in current tax benefit . . . . . . . . .     --         555
     Increase in income taxes payable. . . . . . . . .    465          --
                                                      -------     -------
                                                       (4,922)      1,218
                                                      -------     -------
   Net cash provided by operating activities . . . . .$   342     $ 5,275
                                                      =======     =======


                            MANAGEMENT'S DISCUSSION
                      AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


   Results of Operations - The Company reported net revenues from sales and services and other income of $26,747,000 during its fiscal 1997 first quarter ended December 31, 1996 as compared to $22,124,000 for the first quarter of fiscal 1996.

   Current year first quarter revenues from contract gas handling services were $26,620,000, an improvement of $4,884,000 (22%) over the prior year first quarter level of $21,736,000. The Company's fleet of revenue producing compression equipment, including operations of client owned units, averaged 458,000 horsepower for the three months ended December 31, 1996, a 20% increase over the previous year's same quarter average of 381,000 horsepower. At its December 31, 1996 quarter end, the Company had operating horsepower of 470,000 with a backlog, including client owned units, of 73,000 horsepower. Average realized price per horsepower for domestically owned equipment increased slightly for the current fiscal quarter as compared to the prior year first quarter while total fleet average realized price per horsepower decreased 3% due to a substantial increase in client owned revenue producing horsepower where the revenue per horsepower is lower. Revenues from installation, demobilization, construction and equipment sales grew more rapidly than horsepower principally due to increased activity with domestic alliances.

   Other income consisting principally of rents, interest and sales of miscellaneous assets were $127,000 for the fiscal 1997 first quarter as compared to $388,000 in the fiscal 1996 first quarter. The decrease in other income was due to a charge related to the retirement of certain computer hardware during the fiscal 1997 first quarter.

   Operating income from contract gas handling services (revenues less cost of services and depreciation) was $10,276,000 in the most recent quarter, an improvement of $2,036,000 (25%) over the prior year quarter of $8,240,000. This growth continues to be driven by the growth in revenue producing horsepower from the expansion of the Company's domestic alliance relationships, the continued growth in international operations and improvement in operating expense margins.

   During the fiscal 1997 first quarter, depreciation expense increased $671,000 (18%) to $4,398,000 as compared to the previous year's same quarter due primarily to the increase in horsepower previously noted. General and administrative expenses increased $97,000 (5%) to $1,903,000 as compared to the prior year quarter. Interest expense improved to $404,000 in the fiscal 1997 first quarter as compared to $588,000 in the prior year period due to lower average borrowings.

   Income tax expense for the fiscal 1997 first quarter was $2,832,000 as compared to $2,177,000 in the prior year's first quarter, an effective tax rate of 35% for both periods.

   Liquidity and Capital Resources - As of December 31, 1996, the Company's cash position was unchanged at $1,470,000 versus $1,466,000 at the close of the prior fiscal year ended September 30, 1996. The principal sources of cash during the period resulted from the sale of property and equipment of $3,687,000 and bank borrowings totaling $6,505,000. The primary uses of cash were capital expenditures of $9,145,000 and payment of dividends amounting to $714,000. Net cash flow from operations during the fiscal 1997 first quarter was not a principal source of funds as cash received from clients was used to satisfy vendor obligations, some of which were related to certain contractual arrangements for the fabrication of client owned units for which prepayment was received in earlier fiscal quarters. Cash flow from operations for the remainder of the fiscal year is expected to provide the principal source of cash.

   Accounts receivable for sales and services increased $1,005,000 to $21,393,000 at December 31, 1996 as compared to yearend 1996 principally due to the increased revenue during the quarter from the additional revenue producing horsepower previously noted. Accounts receivable from construction work in progress decreased $667,000 to $3,925,000 as certain domestic projects were completed and collected during the quarter. Inventories of compressor parts and supplies increased $729,000 to $7,215,000 primarily due to continued expansion internationally and construction work in progress increased $704,000 to $3,137,000 due to activity related to fabrication of client owned units which will be billed during the fiscal 1997 second quarter. Accounts payable decreased $477,000 to $7,884,000 and accrued liabilities decreased $6,136,000 to $6,948,000 due to the completion of obligations under certain contractual arrangements for the fabrication of client owned units. Bank borrowings increased $6,505,000 to $29,636,000 to meet cash requirements for operating expenditures and capital expenditures not provided by cash flow from operations. Management expects cash requirements for the remainder of fiscal 1997 to be satisfied from cash on hand, cash flow from operations and additional bank borrowings as required.

   PART II.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Registrant made no filing on Form 8-K during the period October 1, 1996 and December 31, 1996.

     All other items are inapplicable or have negative answers and are therefore omitted from this report.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PRODUCTION OPERATORS CORP
                                   (Registrant)



                                   /s/ D. John Ogren
                                   D. John Ogren
                                   President



                                   /s/ John B. Simmons
                                   John B. Simmons
                                   Principal Financial and
                                   Accounting Officer


   Date:    February 7, 1997