Form 10-K405/A
period 1996-09-30
PRODUCTION OPERATORS CORP
filed 1997-05-14
CIK 100712

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

           During fiscal 1996 two clients accounted for a total of 42% of the Company's consolidated revenues, each of which accounted for 10% or more of the Company's consolidated revenues. Revenues in fiscal 1996 from the Williams Companies accounted for approximately 32% of the Company's revenues, the majority of which is under ten-year operating agreements. Petroleos de Venezuela and its affiliates accounted for approximately 10% of the Company's revenues in fiscal 1996, the majority of which is under long-term contracts with one or more of their operating affiliates.

           Competition - There are numerous companies that sell or lease compression equipment, but only a few that provide full-service, total responsibility contract compression. The Company believes it is among the largest independent providers of contract compression services, yet it accounts for only a small percentage of all compression work performed. The vast majority of compression equipment is owned and operated by oil and gas producers and pipelines.


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


   Item 6.  Selected Financial Data - unaudited (dollars in thousands except per share data)<F1>


     for the years ended September 30,          1996               1995            1994
     Operations
     Revenues
      Contract gas handling services        $ 90,536           $ 71,245        $ 55,923
      Enhanced oil recovery <F4>                  --                 --           3,415
                                              90,536             71,245          59,338
      Other income                             1,267              1,556           2,073
          Total                               91,803             72,801          61,411

      Costs & Expenses
       Cost of sales & services               39,636             33,210          29,250
       Depreciation & amortization            15,949             10,855           8,686
       General & administrative                7,721              6,651           6,659
       Interest & debt                         1,965              1,100              --
      Income from continuing operations
       before income taxes                    26,532             20,985          16,816
       Income tax provision                    9,036              7,008           5,824
      Income from continuing operations     $ 17,496           $ 13,977        $ 10,992

      Net income                            $ 17,496           $  6,826        $ 12,197
      Weighted average shares outstanding     10,291             10,203          10,180
      Shares outstanding at yearend           10,188             10,127          10,074

      Capital expenditures                   $28,315            $63,272         $41,217

     Per Common Share Data
      Stockholders' investment                $15.28             $13.69          $13.27
      Cash dividends                             .28                .26             .24
      Income from continuing operations         1.70               1.37            1.08
      Net income                                1.70                .67            1.20

     Financial Position
      Total assets                          $222,691           $220,232        $168,117
      Senior long-term debt                   23,131             46,005           6,000
      Convertible subordinated debentures         --                 --              --
      Stockholders' investment               155,654            138,650         133,706

     Other Data
      Yearend revenue producing horsepower   445,000            377,000         296,000
      Return on equity<F3>                      11.9%              10.3%            9.3%
      Number of employees                        466                437             414


     for the years ended September 30,          1993              1992              1991
     Operations
     Revenues
      Contract gas handling services        $ 48,676          $ 49,487          $ 43,136
      Enhanced oil recovery<F4>                3,618             4,733             5,383
                                              52,294            54,220            48,519
      Other income                             1,524             2,048               775
          Total                               53,818            56,268            49,294

      Costs & Expenses
       Cost of sales & services               27,484            27,141            26,371
       Depreciation & amortization             7,511             6,985             6,426
       General & administrative                6,389             6,106             5,079
       Interest & debt                            --               776             2,954
      Income from continuing operations
       before income taxes                    12,434            15,260             8,464
       Income tax provision                    3,757             4,589             2,893
      Income from continuing operations     $  8,677          $ 10,671          $  5,571


      Net income                            $ 11,473          $ 12,681          $  7,268
      Weighted average shares outstanding     10,163             9,260             7,328
      Shares outstanding at yearend           10,054             9,904             7,569

      Capital expenditures                   $19,176           $15,589           $39,657

     Per Common Share Data
      Stockholders' investment                $12.23            $11.67             $6.71
      Cash dividends                             .22               .20               .16
      Income from continuing operations          .85              1.15               .76
      Net income                                1.13              1.37               .99

     Financial Position
      Total assets                          $149,829          $138,650          $120,162
      Senior long-term debt                      435             1,305            27,870
      Convertible subordinated debentures         --                --            21,245
      Stockholders' investment               122,965           115,545            50,777

     Other Data
      Yearend revenue producing horsepower   254,000           227,000           220,000
      Return on equity<F3>                       9.6%             15.2%             17.1%
      Number of employees                        387               383               388


     for the years ended September 30,          1990              1989              1988
     Operations
     Revenues
      Contract gas handling services        $ 32,945          $ 30,210          $ 26,361
      Enhanced oil recovery<F4>                5,833             9,845             9,166
                                              38,778            40,055            35,527
      Other income                               968             1,145             1,003
          Total                               39,746            41,200            36,530

      Costs & Expenses
       Cost of sales & services               22,778            24,757            23,639
       Depreciation & amortization             5,544             6,196             5,720
       General & administrative                4,976             4,560             3,956
       Interest & debt                         1,913             1,742             1,507
      Income from continuing operations
       before income taxes                     4,535             3,945             1,708<F2>
       Income tax provision                    1,538             1,334               589
     Income from continuing operations      $  2,997          $  2,611          $  1,119

      Net income                            $  5,457          $  4,522          $  2,680
      Weighted average shares outstanding      7,151             6,977             6,941
      Shares outstanding at yearend            6,900             6,848             6,839

      Capital expenditures                   $21,195           $16,485            $8,362

     Per Common Share Data
      Stockholders' investment                 $4.93             $4.25             $4.16
      Cash dividends                             .16               .16               .16
      Income from continuing operations          .42               .37               .16
      Net income                                 .76               .65               .39


     Financial Position
      Total assets                           $83,506           $73,298           $65,941
      Senior long-term debt                   13,090            11,059             5,800
      Convertible subordinated debentures     21,245            21,245            21,245
      Stockholders' investment                33,987            29,086            28,469

     Other Data
      Yearend revenue producing horsepower   175,000           162,000           146,700
      Return on equity<F3>                      17.3%             15.7%              9.4%
      Number of employees                        331               332               308


<F1>Operating results for years presented prior to 1995 have been restated     to remove the
   effect of discontinued operations except for net income        and net income per share.
<F2>The 1988 income from operations before income taxes is affected by a         fourth
   quarter provision of $1,700,000 to reduce the carrying amount of     the receivable from
   joint venture.

<F3>Return on equity is calculated by dividing net income by average stockholders'
   investment except for 1995 where income from continuing operations is used instead of net income due to the provision made for discontinued operations.
<F4>Effective as of the beginning of fiscal 1995, the Company discontinued separate segment reporting for enhanced oil recovery.  Contract gas handling services revenues in fiscal 1995 and 1996 included enhanced oil recovery revenues of $2.6 million and
   $0, respectively.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             RESULTS OF OPERATIONS
             1996 COMPARED TO 1995

             Revenues from contract gas handling services were $90,536,000 in fiscal 1996 representing an increase of $19,291,000 (27%) as compared to $71,245,000 in the prior year. The Company's revenue producing compression fleet, including client owned units, averaged 406,000 horsepower during the year ended September 30, 1996, a 23% increase as compared to the previous year's average of 330,000 horsepower. Fiscal year 1996 ended with an all-time high 445,000 horsepower in service as compared to 377,000 at the end of fiscal 1995. Average realized prices increased 4% during fiscal 1996 primarily due to an increase in international operations where the revenue per horsepower is higher. At yearend 1996 the order backlog for compression equipment, including client owned units, totaled 74,000 horsepower as compared to 41,000 horsepower at yearend 1995. Revenues from installation, demobilization, revamp, construction and equipment sales increased because of growth in the Company's client owned equipment operations.

             The significant improvement in the level of applied horsepower is principally attributed to expansion of the Company's domestic alliance relationships, growth in contract operation of client owned equipment and continued international expansion. In management's view, this growth is continued evidence of the outsourcing of specialized production services by the larger oil and gas producers, pipeline companies and international oil companies who are implementing programs to reduce operating expenses and increase efficiency. Management believes that the demand for such total responsibility, high-performance services should remain very strong with existing alliances as well as other clients.

             The Company announced late in the 1996 fiscal third quarter the acquisition of 24,000 horsepower from a privately held compressor packaging and rental company, consisting of thirty-four units with an average unit size of 706 horsepower. One-half of this fleet was revenue producing at the time of acquisition and the remainder was added to the existing fleet for reapplication. This acquisition was made at a cost significantly below replacement cost for new horsepower.

             As disclosed in the Company's annual report for the prior fiscal year ended September 30, 1995, oil and gas producing activities were classified as discontinued operations. In connection with that discontinuance, the Company adopted a plan for exiting the oil and gas production business and recorded a fiscal 1995 fourth quarter charge that included a writedown of oil and gas properties for disposing of these operations, less applicable tax benefits. No further adjustments to the fiscal 1995 fourth quarter charge were recorded during the most recent fiscal year ended September 30, 1996 and the plan for discontinuance has been completed.

             Other income, consisting principally of rents, interest and sales of miscellaneous assets, was $1,267,000 in the 1996 fiscal year as compared to $1,556,000 in fiscal 1995. The decline in fiscal 1996 was caused by a reduction in the Company's holdings of marketable securities as compared to the previous fiscal year.

             Total operating income from contract gas handling services (revenues less cost of services, amortization and depreciation) increased $7,771,000 (29%) to $34,951,000 for fiscal year 1996 as compared to $27,180,000 in the preceding year. The substantial improvement in operating income is attributable to the significant increase in revenue producing compression horsepower as previously discussed as well as the expansion of the Company's operations in South America and a very positive improvement in operating expense margins.

             General and administrative expenses increased $1,070,000 (16%) to $7,721,000 for the year ended September 30, 1996 versus $6,651,000 last year. This increase is reflective of growth in the Company's infrastructure to meet the demands resulting from the rapid business growth during the fiscal year just ended, certain one-time organization redesign expenses and the high level of bidding activity, especially in the international markets.

             Interest expense increased $865,000 (79%) to $1,965,000 for the year ended September 30, 1996 versus $1,100,000 last year. The increase was attributable to higher average debt levels in fiscal 1996 and a fiscal 1995 benefit for interest allocated to discontinued operations. As previously noted, the Company recorded a fiscal 1995 fourth quarter charge for discontinued operations which included provision for interest associated with the discontinuance of the Company's oil and gas production business. Please refer to the Liquidity and Capital Resources section in this report for further discussion.

             The provision for depreciation and amortization increased $5,094,000 (47%) to $15,949,000 for the year ended September 30,
             1996 versus $10,855,000 last year. The growth in depreciation is indicative of the growth in the Company's revenue producing horsepower in the last two fiscal years, certain capital equipment being depreciated substantially more rapidly than typical due to contract terms that include a purchase option and investment in the fabrication facility and systems development.

             Income tax expense for fiscal 1996 was $9,036,000 at an average effective tax rate of 34.1%, as compared to $7,008,000 at an average effective tax rate of 33.4% in the preceding fiscal year.



             RESULTS OF OPERATIONS
             1995 COMPARED TO 1994

             Revenues from contract gas handling services were $71,245,000 in fiscal 1995 representing an increase of $11,907,000 (20%) as compared to $59,338,000 in the prior year. These results include enhanced oil recovery (EOR) revenues which were reported separately prior to fiscal 1995 (see Note 9 to the consolidated financial statements). The Company's fleet of revenue producing compression equipment, including client owned units, averaged a record 330,000 horsepower during the year ended September 30, 1995, a 20% increase as compared to the previous year's average of 276,000 horsepower. Fiscal year 1995 ended with an all-time high 377,000 horsepower in service as compared to 296,000 at the end of fiscal 1994. Average realized prices increased 3% during fiscal 1995 primarily due to an increase in international operations where the revenue per horsepower is higher. As of the most recent yearend, the order backlog for owned compression equipment amounted to 39,000 horsepower. Revenues from engineering design, construction and installation were unchanged from the prior year. The significant improvement in the level of applied horsepower is, in management's view, evidence of the secular trend toward outsourcing critical noncore production services, of the type provided by Production Operators, by the larger oil and gas producers and pipeline companies. Management believes that the demand for such total responsibility, high-performance services should remain very strong as the larger oil and gas producers and pipeline companies form strategic alliance relationships with service providers having a proven track record of superior quality, value-added service.

             Results of operations for oil and gas producing activities are reported as discontinued operations for fiscal years 1995 and 1994 as further described in Note 9 to the consolidated financial statements. Revenues from oil and gas producing activities were $8,559,000 in fiscal 1995 as compared to $13,021,000 in the prior fiscal year, a decline of 34%. Production of oil and gas in fiscal 1995 was 396,000 barrels of oil and 1,439,000 mcf of gas as compared to 576,000 barrels of oil and 2,379,000 mcf of gas in the prior fiscal year. Average realized prices in the most recent year were $16.11 per barrel of oil and $1.51 per mcf of gas as compared to $14.33 and $2.00, respectively, a year ago.

             As previously noted the Company discontinued separate segment reporting for enhanced oil recovery services, effective as of the beginning of fiscal 1995, due to the decline in EOR operations and its same basic business focus of operating compression equipment. Prior thereto EOR was comprised of the operation of two carbon dioxide pipelines in west Texas, the SACROC and Comanche Creek systems. At December 31, 1994 the contract to operate the client owned SACROC pipeline expired. Given the negligible income generated from the remaining Comanche Creek pipeline, management included it in the plan of disposal as indicated in Note 9 to the consolidated financial statements.

             Other income, consisting principally of rents, interest, dividends and sales of assets, was $1,556,000 in the 1995 fiscal year as compared to $2,073,000 in fiscal 1994. The decline in fiscal 1995 was caused by a reduction in the Company's holdings of marketable securities as compared to the previous fiscal year.

             Total operating income from contract gas handling services (revenues less cost of services, depreciation and amortization) increased $5,778,000 (27%) to $27,180,000 for fiscal year 1995 as compared to $21,402,000 in the preceding year. The significant improvement is attributable to the record level of applied compression horsepower as previously discussed as well as the expansion of the Company's operations in South America.

             In October 1994 the Company was awarded its first job in Argentina, a turnkey contract for 10,500 horsepower.
             Construction of the jobsite, start-up of the compressor units and commencement of a second larger project occurred in fiscal 1995. Additionally, during the fiscal 1995 third quarter, the Company's wholly owned Venezuelan subsidiary completed construction of a large-scale water injection facility which is being operated for an affiliate of Petroleos de Venezuela, S.A.

             In April 1995 the Company announced that Production Operators, Inc. and Amoco Production Company's U.S. Operating Group had agreed to form an alliance whereby the Company would gradually assume operating responsibilities for Amoco's field compression fleet, within the lower 48 states, constituting units up to 2,500 horsepower. The objective of the alliance is to lower Amoco's field compression and related gas handling costs by leveraging Production Operators' specialized operating skills thereby enhancing both companies' profitability and competitive position within their respective industries. Both companies are actively coordinating their capital and human resources to build a uniquely compatible infrastructure and working relationship to realize those goals.

             During fiscal 1995 general and administrative expenses were essentially the same as in the preceding year. Interest expense, net of amounts allocated to discontinued operations, in fiscal year 1995 was $1,100,000 compared to none in the prior year as a result of higher bank borrowings in the year just ended. Reference is made to the Liquidity and Capital Resources section later in this report for further discussion.

             The provision for depreciation and amortization increased $2,169,000 (25%) to $10,855,000 for the year ended September 30,
             1995 versus $8,686,000 last year. The change is indicative of the strong growth in the Company's applied fleet horsepower. The increase in depreciation was slightly mitigated by the adoption of a longer depreciable life for certain compressor components primarily as related to the additional investment associated with "lean-burn," low emission compressor packages. This adjustment was consistent with the Company's depreciation policy, as disclosed in Note 1 to the consolidated financial statements, and did not materially affect results of operations for the year.

             Income tax expense for fiscal 1995 was $7,008,000 at an average effective tax rate of 33.4%, as compared to $5,824,000 (34.6%) in the preceding fiscal year. The 1995 rate was reduced principally by foreign tax credits. During fiscal 1994 the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109) which mandated a change in the method used to measure and
             recognize deferred income taxes.   This standard requires that a
             deferred tax liability or asset be recorded to reflect the income tax expense or benefit that results from the recognition of temporary differences. Temporary differences arise from the variations in the timing of the recognition of income and expenses for financial reporting and tax purposes. Adoption of SFAS No. 109 in fiscal 1994 resulted in a cumulative positive adjustment of $200,000 in the restatement of deferred federal and state taxes.

             Liquidity and Capital Resources

             As of September 30, 1996 the Company's cash position was $1,466,000 versus $985,000 at the close of the prior fiscal year. The principal sources of cash during the year were internally generated funds from operating activities of $43,008,000 and proceeds from the sales of property and equipment of $12,197,000. The primary uses of cash during the year were capital expenditures of $28,315,000, repayments of long-term bank debt of $22,874,000 and payment of dividends of $2,846,000.

             Accounts receivable for sales and services increased $3,896,000 to $20,388,000 at September 30, 1996 as compared to $16,492,000 at the prior yearend principally due to the increased revenue previously noted. Construction receivables decreased $2,243,000 to $4,592,000 as compared to $6,835,000 at the prior yearend due to a lower level of construction activity at yearend 1996.
             Current tax benefits of $2,785,000 at yearend 1995, the majority of which were related to the discontinuance of the Company's oil and gas operations and related asset writedowns, were utilized during the current fiscal year. Inventories of compressor parts and supplies increased $1,634,000 to $6,486,000 as compared to $4,852,000 at the prior yearend primarily due to growth in inventories in international locations to support growth in revenue producing horsepower. Prepaid expenses increased by $910,000 from the prior year to a September 30, 1996 balance of $5,866,000 primarily related to international operations. Net assets of discontinued operations declined as the sales of remaining oil and gas properties were concluded during the fiscal year.

             Accounts payable decreased $1,606,000 to $8,361,000 as compared to $9,967,000 at the prior yearend. Accrued liabilities increased $5,255,000 to $13,084,000 as compared to $7,829,000 at the prior yearend primarily due to prepayments of certain contractual arrangements for the fabrication of client owned units. Senior term notes decreased $22,874,000 during fiscal 1996 to $23,131,000 at September 30, 1996 as compared to $46,005,000 at the prior yearend as a result of the proceeds from the sales of remaining oil and gas properties, lower capital expenditures during fiscal 1996 as compared to the prior fiscal year and the prepayment of certain contractual arrangements for the fabrication of client owned units. Capital expenditures were $28,315,000 as compared to $63,272,000 in the prior fiscal year due to the increase in operations of client owned equipment during the current fiscal year.


             The Company has an unsecured revolving credit facility with two banks totaling $50,000,000. The credit agreement is scheduled to expire on December 31, 1999, at which time any outstanding borrowings would become due and payable. Borrowings under the facility bear interest at either the prime rate or 43.75 basis points above the London Interbank Offering Rate (LIBOR). The Company is required to pay an annual commitment fee of 17.5 basis points on the unused portion of the facility. At September 30, 1996 the Company had borrowings of $19,500,000 under the agreement.

             The agreement contains provisions which, among other things, limit total borrowings to a multiple of cash flow and require the maintenance of a minimum financial ratio of debt to tangible net worth. The agreement also contains restrictions on additional indebtedness, creation of liens and sale of assets. At September 30, 1996 the Company was in compliance with these requirements.

             At September 30, 1996 the Company had unsecured lines of credit with three banks totaling $30,000,000. These facilities bear interest generally at the lesser of the prime or commercial paper rates and have a maturity date as agreed to between the Company and the banks at the time of advance of funds. Such maturities are typically between one and ninety days and are generally repaid from the unsecured revolving credit facility. Accordingly, these lines of credit have been classified as long-term obligations in the accompanying consolidated financial statements. At September 30, 1996 the Company had borrowings of $3,631,000 under these agreements.

             The Company's liquidity needs for the next fiscal year are expected to be satisfied by cash flows from operations and additional bank borrowings as needed (from available borrowings under the unsecured revolving credit facility of $30,500,000 and from available borrowings under the unsecured lines of credit of $26,369,000 at September 30, 1996).



   Item 8.  Financial Statements and Supplementary Data

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


             TO THE STOCKHOLDERS OF PRODUCTION OPERATORS CORP:

             We have audited the accompanying consolidated balance sheets of Production Operators Corp (a Delaware Corporation) and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Production Operators Corp and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.



             Arthur Andersen LLP


             Houston, Texas
             November 20, 1996

   CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except per share data)


   for the years ended September 30,                    1996       1995       1994
   REVENUES
   Sales and services                                $90,536    $71,245    $59,338
   Other income                                        1,267      1,556      2,073
                                                      91,803     72,801     61,411
   COSTS AND EXPENSES
   Cost of sales and services                         39,636     33,210     29,250
   Depreciation and amortization                      15,949     10,855      8,686
   General and administrative expenses                 7,721      6,651      6,659
   Interest and debt expenses                          1,965      1,100         --
                                                      65,271     51,816     44,595
   Income before income taxes                         26,532     20,985     16,816
   Provision for income taxes                          9,036      7,008      5,824
   Income from continuing operations                  17,496     13,977     10,992
   Discontinued Operations
     Operating income (loss), net of income taxes         --       (449)     1,005
     Provision for disposal, net of income taxes          --     (6,702)        --
     Income (loss) from discontinued operations           --     (7,151)     1,005
   Income before cumulative effect of change in
    accounting principle                              17,496      6,826     11,997
   Cumulative effect of change in accounting
    principle (SFAS No. 109)                              --         --        200
   Net income                                        $17,496    $ 6,826    $12,197


   NET INCOME PER SHARE



   Primary and fully diluted
    Income from continuing operations                $  1.70    $  1.37    $  1.08
    Income (loss) from discontinued operations            --       (.70)       .10
    Cumulative effect of change in accounting
      principle (SFAS No. 109)                            --         --        .02
    Net income                                       $  1.70    $   .67    $  1.20


   Weighted average shares outstanding                10,291     10,203     10,180


   The accompanying notes are an integral part of these consolidated financial statements.

   CONSOLIDATED BALANCE SHEETS (dollars in thousands)


September 30,                                                     1996         1995
ASSETS
Current assets:
 Cash and cash equivalents                                   $   1,466    $     985
 Marketable securities                                             201          202
 Receivables, net:
   Sales and services                                           20,388       16,492
   Construction - work in progress                               4,592        6,835
 Inventories - at cost:
   Compressor parts and supplies                                 6,486        4,852
   Construction - work in progress                               2,433        2,452
 Prepaid expenses and other                                      5,866        4,956
 Current tax benefit                                                --        2,785
 Net assets of discontinued operations                              --        8,981
Total current assets                                            41,432       48,540

Property and equipment:
 Land and buildings                                              8,374        8,244
 Compression and processing equipment                          257,700      232,908
 Pipelines                                                         154        6,164
 Other equipment                                                 8,019        7,065
                                                               274,247      254,381
Less accumulated depreciation
 and amortization                                             (100,940)     (91,386)
                                                               173,307      162,995
Long-term receivable and other assets                            7,952        8,697

                                                             $ 222,691    $ 220,232


LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
 Accounts payable                                            $   8,361    $   9,967
 Accrued liabilities                                            13,084        7,829
 Income taxes payable                                            1,283           --
Total current liabilities                                       22,728       17,796

Senior term notes                                               23,131       46,005
Deferred income taxes                                           21,178       17,781
Stockholders' investment                                       155,654      138,650

                                                             $ 222,691    $ 220,232


   The accompanying notes are an integral part of these consolidated financial statements.



   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT (dollars in thousands)

                                               $1 Par     Additional                  Deferred
                                   Common     Paid-In     Retained     Compensation      Treasury
three years ended September 30,1996             Stock      Capital     Earnings         ESOP            Stock           Total
BALANCE, SEPTEMBER 30, 1993
  10,258,901 shares
  (204,582 in treasury)          $10,259      $70,849      $47,544        $(3,917)        $(1,770)       $122,965
Net income                            --           --       12,197             --              --          12,197
Cash dividends of $.24 per            --           --       (2,417)            --              --          (2,417)
  share
Exercise of options to purchase
  17,992 shares (182 shares           --           81           --             --             150             231
  surrendered in payment)
Deferred compensation
  relating to ESOP Plan               --           --           --            628              --             628
Tax benefits from dividends
  on ESOP shares                      --           --           38             --              --              38
Stock awards - 2,325 shares           --           58           --             --               6              64
BALANCE, SEPTEMBER 30, 1994
  10,258,901 shares
  (184,447 in treasury)           10,259       70,988       57,362         (3,289)         (1,614)        133,706
Net income                            --           --        6,826             --              --           6,826
Cash dividends of $.26 per            --           --       (2,627)            --              --          (2,627)
share
Exercise of options to
purchase 50,358 shares                --          123           --             --             441             564
Deferred compensation
  relating to ESOP Plan               --           --           --             87              --              87
Tax benefits from dividends
  on ESOP shares                      --           --           40             --              --              40
Stock awards - 2,438 shares           --           45           --             --               9              54
BALANCE, SEPTEMBER 30, 1995
  10,258,901 shares
  (131,651 in treasury)           10,259       71,156       61,601         (3,202)         (1,164)        138,650
Net income                            --           --       17,496             --              --          17,496
Cash dividends of $.28 per            --           --       (2,846)            --              --          (2,846)
share
Exercise of options to purchase
  55,661 shares (4,602 shares         --          830           --             --             343           1,173
  surrendered in payment)
Deferred compensation
  relating to ESOP Plan               --           --           --            862              --             862
Tax benefits from dividends
  on ESOP shares                      --           --           43             --              --              43
Stock awards - 9,224 shares           --          237           --             --              39             276
BALANCE, SEPTEMBER 30, 1996
  10,258,901 shares
  (71,368 in treasury)           $10,259      $72,223      $76,294        $ (2,340)       $  (782)       $155,654


   The accompanying notes are an integral part of these consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)


   for the years ended September 30,                         1996        1995<F1>         1994<F1>
   CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from clients                             $ 96,061    $ 73,772         $ 70,755
   Cash paid to suppliers and employees                    (51,070)    (45,114)         (48,804)
   Interest paid                                            (1,945)     (1,620)            (259)
   Income tax paid                                          (2,039)     (4,138)          (3,177)
   Interest and dividends received                             531         717              938
   Net refund of federal, state and local taxes                786          --               --
   Cash received on claims and other income                    684         721              533
                                                            43,008      24,338           19,986

   CASH FLOWS FROM INVESTING ACTIVITIES

   Net additions to property and equipment                 (28,315)    (63,272)         (41,217)
   Proceeds from sale of property, equipment
    and marketable securities                               12,197       6,440           16,299
   Purchase of securities                                       --        (677)            (640)
   Other                                                    (2,390)     (4,503)            (690)
                                                           (18,508)    (62,012)         (26,248)

   CASH FLOWS FROM FINANCING ACTIVITIES

   Additions to (reductions of) net borrowings
    on long-term senior notes                              (22,874)     40,005            6,000
   Dividends paid                                           (2,846)     (2,627)          (2,417)
   Reduction of ESOP bank loan                                  --          --             (435)
   Decrease in deferred compensation
    under Company's ESOP Plan                                  862          87              628
   Cash received upon exercise of stock options              1,012         491              204
   Cash bonus paid upon exercise of stock options             (114)       (315)            (113)
   Repurchases of stock awards                                 (59)        (19)             (21)
                                                           (24,019)     37,622            3,846

   Net increase (decrease) in cash and cash equivalents        481         (52)          (2,416)
   Cash and cash equivalents at beginning of year              985       1,037            3,453

   Cash and cash equivalents at end of year               $  1,466    $    985         $  1,037

   The accompanying notes are an integral part of these consolidated financial statements.

   <F1>Consolidated Statements of Cash Flows for 1995 and 1994 have not been restated to remove the effect of discontinued operations.

   RECONCILIATION OF NET INCOME TO CASH FLOWS
   FROM OPERATING ACTIVITIES (dollars in thousands)


   for the years ended September 30,                             1996           1995<F1>       1994<F1>
   Net income                                                 $ 17,496       $  6,826       $12,197

       ADJUSTMENTS
       Depreciation, depletion and amortization                 15,949         14,216        13,710
   Provision for deferred income taxes                           3,397          3,963         2,305
   Provision for tax benefits on stock option
        exercises and ESOP dividends                               318            427           178
   Gain on sale of property, equipment and
    marketable securities                                       (2,462)        (1,434)       (1,723)
   Increase in receivables                                        (481)        (6,920)       (2,753)
   Increase in prepaid expenses and other                         (910)        (3,259)         (706)
   (Increase) decrease in inventories                           (1,615)           (65)        1,309
   (Increase) decrease in long-term receivable
        and other assets                                         3,295          1,913        (4,854)
   Increase (decrease) in accounts payable                      (1,606)         3,640        (2,921)
   Increase (decrease) in accrued liabilities                    5,255            (38)        2,684
   (Increase) decrease in current tax benefit                    2,785         (1,452)           --
   Increase (decrease) in income taxes payable                   1,283           (279)          675
   Cumulative effect of change in accounting principle              --             --          (200)
   Issuance of stock awards                                        335             74            85
   Other                                                           (31)            24            --
   Loss on disposal of discontinued operations                      --          6,702            --
                                                                25,512         17,512         7,789

   Net cash provided by operating activities                  $ 43,008       $ 24,338       $19,986

   The accompanying notes are an integral part of these consolidated financial statements.

   <F1>Reconciliation of Net Income to Cash Flows from Operating Activities for 1995 and
   1994 has not been restated to remove the effect of discontinued operations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   September 30, 1996, 1995 and 1994


   1.  Statement of Significant Accounting Policies and
       Other Matters

   PRINCIPLES OF CONSOLIDATION

   Consolidated financial statements include the accounts of Production Operators Corp (the Company) and its operating subsidiary, Production Operators, Inc., together with its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   BUSINESS SEGMENTS

   The Company presently conducts its operations in a single business segment, contract gas handling services. Prior to fiscal year 1995, the Company had operated in two business segments consisting of contract gas handling services, including enhanced oil recovery (EOR), in the oil field services industry and oil and gas producing operations. Due to the decline in the size of the EOR area and the same basic business focus of operating compression equipment, EOR results are included in contract gas handling services beginning in fiscal 1995. As of September 30, 1995, the Company announced that a plan was adopted to exit the oil and gas producing business and to dispose of all existing oil and gas producing properties. Accordingly, the results of operations and net assets for oil and gas producing activities have been reclassified in the consolidated financial statements, except for the Consolidated Statements of Cash Flows, as discontinued operations for all periods presented. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 for additional information.


   Approximately 42% of the Company's revenues from sales and services during the year ended September 30, 1996 were from two clients, each of which accounted for 10% or more of total revenues. Revenues from the Williams Companies accounted for approximately 32% of the Company's revenues, the majority of which is under ten-year operating agreements. Petroleos de Venezuela and its affiliates accounted for approximately 10% of the Company's revenues, the majority of which is under long-term contracts with one or more of their operating affiliates. During the two previous fiscal years ended September 30, 1995 and 1994, approximately 34% and 27%, respectively, of the Company's revenues were from its two largest clients.


   The Company's revenues are derived principally from sales to clients in the oil and gas industry, including sales to state-owned foreign operating entities. This industry concentration has the potential to impact the Company's exposure to credit risk, either positively or negatively, because clients may be similarly affected by changes in economic or other conditions. The creditworthiness of this client base is strong and the Company has not experienced significant credit losses on its receivables.

   The Company may be exposed to the risk of foreign currency exchange losses in connection with its operations. These losses would be the result of holding net monetary assets denominated in the foreign currency during periods when it is devaluing compared to the U.S. dollar. Such exchange rate losses have not been and are not expected to be material principally because substantially all contracts require payments from clients in U.S. dollars. Additionally, only minimal foreign currency balances are maintained.

   REVENUE RECOGNITION

   Revenues from sales and services are recognized as the products are delivered and services are performed.


   INCOME TAXES

   Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109 entities are required to measure and report deferred income taxes to reflect the tax consequences on future years of temporary differences between net carrying values and tax bases of assets and liabilities as of the end of each reporting period. The adoption of the new standard resulted in a cumulative positive adjustment to income of $200,000 in the first quarter of fiscal 1994.

   CASH EQUIVALENTS

   The Company considers all highly liquid debt instruments purchased having a maturity of three months or less to be cash equivalents.

   MARKETABLE SECURITIES

   Marketable securities are comprised of U.S. Treasury obligations which are stated at the lower of cost or market.

   RECEIVABLES

   Receivables are stated net of allowance for doubtful accounts of $156,000 at September 30, 1996 and $159,000 at September 30, 1995.

   INVENTORIES

   Inventories consist of (1) parts and supplies recorded at the lower of average cost or market and (2) work in progress which reflects the cost of materials and services related to construction activities. Cost is determined using the average cost method.

   ACCRUED LIABILITIES

   Accrued liabilities include $6.1 million of prepayments of certain contractual arrangements for the fabrication of client owned units and related services as of September 30, 1996. As of September 30, 1995, accrued liabilities include $2.2 million of reserve for discontinued operations. No other single component of accrued liabilities in either period exceeded 5% of total current liabilities.

   RETAIL STORE PROPERTIES

   The Company owns five retail store properties, which are leased under agreements that provided rental income of $562,000, $559,000 and $545,000 for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

   EMPLOYEE STOCK OWNERSHIP PLAN

   In July 1993 the Company's Board of Directors authorized a loan to the Employee Stock Ownership Plan (ESOP) for the purchase by the ESOP of up to 200,000 shares of Production Operators Corp common stock. The loan is collateralized during its seven year term by the shares acquired with the proceeds under a promissory note dated August 1, 1993 executed by the trustees of the ESOP in favor of the Company. At September 30, 1996 and 1995, the ESOP had borrowings outstanding under the note in the amount of $2,340,000 and $3,202,000, respectively. Under the terms of the ESOP, the Company is obligated to make contributions to the ESOP which are used to repay the loan to the Company. Therefore, during the term of the loan, the Company holds a note receivable from the ESOP and, concurrently, is required to make future payments to the ESOP for deferred compensation obligations in the same amount. Since the Company has not refinanced the note through a bank, neither the note receivable nor the corresponding liability is reflected in the consolidated balance sheets.

   DEPRECIATION

   Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The ranges of annual depreciation percentages are as follows: buildings, 3% to 4%; compressor units, 8% to 10%; and other equipment, 10% to 50%. Maintenance and repair costs are expensed as incurred.

   NET INCOME PER SHARE

   Primary and fully diluted net income per share amounts are computed based on the weighted average number of shares of common stock outstanding during the year and include the effect of shares issuable under outstanding stock options.

   2.  Income Taxes

   The Company and its subsidiary file a consolidated federal income tax return. The consolidated provision for federal and state income taxes on continuing operations consists of the following:

   (thousands) for the years ended September 30,                  1996       1995        1994
   Currently payable
     International                                 $   --      $   --     $   --
     U.S.                                           5,321       2,618      3,600
                                                    5,321       2,618      3,600
   Deferred
     International                                  1,966         834         --
     U.S.                                           1,749       3,556      2,224
                                                    3,715       4,390      2,224
    Total provision                                $9,036      $7,008     $5,824


   Deferred income taxes result from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary components of the Company's deferred tax liability are as follows:

   (thousands) September 30,                               1996      1995        1994
   Differences in depreciable and                $21,096   $16,828     $15,191
    amortizable basis
   Income accrued for financial reporting, not
    yet reported for tax                             752       891       1,027
   Other                                            (670)       62        (125)
    Total deferred tax liability                 $21,178   $17,781     $16,093


   The tax provisions of $9,036,000, $7,008,000 and $5,824,000 for the years ended September 30, 1996, 1995 and 1994, respectively, were different from the amounts resulting from multiplying income before income taxes by the applicable statutory tax rates. The reasons for these differences are as follows:

   percent of pretax income for years ended September 30,               1996       1995      1994

   Federal income tax at statutory rates                34.0%      34.0%     34.0%
   Investment tax credits, net of recapture               --       (1.5)       .3
   State taxes, net of federal benefit                   2.2        1.5       2.4
   International rate differential                       (.1)       (.1)     (1.4)
   Reduction in International deferred tax rates        (2.9)        --        --
   Other items, net                                       .9        (.5)      (.7)
    Effective tax rate                                  34.1%      33.4%     34.6%


   At September 30, 1996 the Company had no investment tax credit carryovers. In fiscal 1994 the Company adopted SFAS 109 which required a change in the method used to compute deferred income taxes. Such adoption did not have a material effect on the Company's financial position or results of operations.

   3.  Indebtedness

   The Company has an unsecured revolving credit facility with two banks totaling $50,000,000. The credit agreement is scheduled to expire on December 31, 1999, at which time any outstanding borrowings would become due and payable. Borrowings under the facility bear interest at either the prime rate or 43.75 basis points above the London Interbank Offering Rate (LIBOR). The Company is required to pay an annual commitment fee of 17.5 basis points on the unused portion of the facility. At September 30, 1996 the Company had borrowings of $19,500,000 under the agreement.

   The agreement contains provisions which, among other things, limit total borrowings to a multiple of cash flow and require the maintenance of a minimum financial ratio of debt to tangible net worth. The agreement also contains restrictions on additional indebtedness, creation of liens and sale of assets. At September 30, 1996 the Company was in compliance with these requirements.


   At September 30, 1996 the Company had unsecured lines of credit with three banks totaling $30,000,000. These facilities bear interest generally at the lesser of the prime or commercial paper rates and have a maturity date as agreed to between the Company and the banks at the time of advance of funds. Such maturities are typically between one and ninety days and are generally repaid from the unsecured revolving credit facility. Accordingly, these lines of credit have been classified as long-term obligations in the accompanying consolidated financial statements. At September 30, 1996 the Company had borrowings of $3,631,000 under these agreements.


   4.  Common Stock and Related Matters

   At September 30, 1996 there were 15,000,000 shares of $1.00 par value common stock and 500,000 shares of no par value preference stock authorized. No shares of preference stock have been issued.

   5.  Employee Thrift, Stock Ownership and Profit Sharing Plans

   The Company has a contributory thrift plan (401(k) savings plan) under which the contributions of participating employees are matched by the Company to the extent of 50% of the employee's qualified savings. The Company's contributions to this plan for the years ended September 30, 1996, 1995 and 1994 were $323,000, $327,000 and $306,000, respectively.

   The Company's ESOP, established in 1989, covers all full-time employees of the Company's domestic subsidiaries. ESOP contributions are made at the discretion of the Company's Board of Directors. The amounts contributed to the ESOP by the Company for the years ended September 30, 1996, 1995 and 1994 amounted to $891,000, $818,000 and $785,000, respectively. Dividends received by the ESOP Trust and applied to reduction of the ESOP term loan amounted to $126,000, $119,000 and $113,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

   The Company has a noncontributory profit sharing plan covering all full-time employees of the Company's domestic subsidiaries. Concurrent with the establishment of the ESOP in fiscal 1989, contributions to the profit sharing plan were suspended until all indebtedness related to the ESOP has been paid. At September 30, 1996 the ESOP had borrowings outstanding in the amount of $2,340,000.

   6.  Stock Options

   Under the Company's long-term incentive plan, the option price or restricted stock value is the fair market value of its shares on the date of grant. Stock options generally are exercisable at the rate of 25% per year beginning one year after the date of grant and expire ten years after grant date. Restricted stock vests beginning one year after grant date and is fully vested three years after grant date. No accounting recognition is given to stock options until they are exercised, at which time the option price received and related tax benefit are credited to the equity account and shares are issued. The fair market value of restricted stock at the time of grant is charged to reported earnings over the vesting period. At September 30, 1996 stock options and restricted stock were held by 27 employees.

   The following is a summary of stock options and restricted stock:

   1996                                             Shares         Price
   Options outstanding October 1, 1995             385,540    $ 4.375-$31.50
   Options and restricted stock granted             51,477     31.375- 35.00
   Options canceled                                     --        -- -   --
   Restricted stock vested                            (622)
   Options exercised                               (55,661)     6.25 - 28.25
   Options outstanding
    September 30, 1996                             380,734      4.375- 35.00
   Shares reserved for future grants               331,383


   1995                                             Shares        Price
   Options outstanding October 1, 1994             350,346    $ 4.375-$31.50
   Options and restricted stock granted             85,552     23.875- 31.50
   Options canceled                                     --       --  -  --
   Options exercised                               (50,358)     4.375- 17.00
   Options outstanding
    September 30, 1995                             385,540      4.375- 31.50
   Shares reserved for future grants               382,860


   Options are granted under the 1992 Long-Term Incentive Plan which received shareholder approval at the Company's February 1993 annual meeting. The 1992 Plan has a 10-year term and authorizes 700,000 shares for future grants.

   In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS No. 123"), a new standard on accounting for stock based compensation. This standard establishes a fair value based method of accounting for stock compensation plans and encourages companies to adopt SFAS No. 123 in place of the existing accounting method which requires expense recognition only in situations where stock compensation plans award intrinsic value to recipients at the date of grant. Companies that do not follow SFAS No. 123 for accounting purposes must make annual proforma disclosures of its effects. Adoption of the standard by the Company is required in fiscal 1997, although earlier implementation is permitted. The Company plans to continue its current accounting for stock based compensation and only adopt SFAS No. 123 proforma disclosures. The Company does not believe that when adopted SFAS No. 123 will have a material impact on its financial position and results of operations.

   7.  Commitments and Contingencies

   The oil and gas industry has experienced increased scrutiny by federal and state agencies regarding various environmental issues. Management is of the opinion that the Company has no material exposure at this time.

   The Company leases vehicles under operating leases. Total operating lease rental expense was $1,083,000 for fiscal 1996. Aggregate future rentals subject to noncancelable leases are as follows: 1997 - $1,017,000; 1998 - $532,000 and 1999 - $365,000.

   8. Quarterly Financial Data (Unaudited)

    (thousands except per share data)        First     Second       Third     Fourth
    Quarters in Fiscal Year Ended
     September 30, 1996
    Revenues                               $22,124    $21,743     $22,868    $25,068
    Income before income taxes               6,234      6,098       6,874      7,326
    Net income                               4,057      4,113       4,534      4,792
    Net income per share                     $ .40      $ .40       $ .44      $ .46
    Quarters in Fiscal Year Ended
     September 30, 1995
    Revenues                               $16,810    $17,465     $18,658    $19,868
    Income (loss) after tax
      Continuing operations                  3,167      3,152       3,576      4,082
      Discontinued operations                  (89)      (115)        (42)    (6,905)
    Net income (loss)                        3,078      3,037       3,534     (2,823)
    Income (loss) per share after tax
      Continuing operations                  $ .31      $ .31       $ .35      $ .40
      Discontinued operations                 (.01)      (.01)         --       (.67)
      Total                                    .30        .30         .35       (.27)


   9.  Discontinued Operations

   As of September 30, 1995, oil and gas production activities were classified as discontinued operations. In connection with this discontinuance, the Company recorded a fourth quarter charge of $6.7 million, net of related income tax benefits and expected future operating losses of $3.6 million. This provision included a writedown of oil and gas properties to net realizable value and the estimated costs of disposing of these operations, less the expected applicable tax benefits. Also included in the discontinuation was a plan to dispose of or reapply the Comanche Creek pipeline which, prior to fiscal 1995, had been reported in the Company's enhanced oil recovery operations. In fiscal 1996 all property sales were concluded with no further adjustments required. Proceeds from these sales (cash and other consideration) were $8.9 million in fiscal 1996 and $.7 million in fiscal 1995.

   Operating results of the discontinued operations were as follows:

                                                                      1996         1995        1994
   (thousands) for the years ended September 30,
   Operating revenues                             $ 2,482      $ 9,198     $14,055
   Income (loss) from operations                      (65)        (690)      1,516
   Income tax expense (benefit)                       (22)        (241)        511
   Income (loss) after income taxes               $   (43)     $  (449)    $ 1,005

   10. Geographic Operating Areas

   Financial data by geographic operating areas is summarized as follows:


                               Revenues                     Income before tax               Identifiable Assets
                       Years Ended September 30,         Years Ended September 30,        Years Ended September 30,
    (thousands)            1996            1995              1996            1995             1996           1995
    North America       $73,347         $63,515           $21,753         $18,479         $175,500       $180,413
    South America        18,456           9,286             4,779           2,506           47,191         39,819
     Totals             $91,803         $72,801           $26,532         $20,985         $222,691       $220,232


    North America consists primarily of the United States, but also includes Canada, which represents 2% or less of the total amounts shown for each period. Prior to 1995 the Company did not have significant operations in geographic areas other than North America.


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

   May 2, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, who constitute a majority of the directors, on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ F. D. Ellis                                            5/2/97
    F. E. Ellis, Director                                       Date


    /s/ Jorge E. Estrada M.                                    5/5/97
    Jorge E. Estrada M., Director                               Date




    C. Rahl George, Director                                    Date


    /s/ Carl W. Knobloch, Jr.                                  5/2/97
    Carl W. Knobloch, Jr., Chairman                             Date


    /s/ Henry E. Longley                                       5/2/97
    Henry E. Longley, Director                                  Date


    /s/ D. John Ogren                                          5/2/97
    D. John Ogren, Director and                                 Date
    President


    /s/ Lester Varn, Jr.                                       5/5/97
    Lester Varn, Jr., Director                                  Date






    /s/ John B. Simmons                                        5/2/97
    John B. Simmons, Treasurer                                  Date
    (Principal Financial and
    Accounting Officer)



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