Form 10-Q
period 1997-03-31
PRODUCTION OPERATORS CORP
filed 1997-05-15
CIK 100712

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                             FORM 10-Q


   /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended          March 31, 1997


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


                             YES  X
                              NO


         On April  24 1997 there  were 10,219,464  shares of  the
   Company's   common   stock,  $l.00   par   value,  outstanding
   (exclusive of treasury shares).

   PART I.  FINANCIAL INFORMATION







                           FINANCIAL STATEMENTS

                 PRODUCTION OPERATORS CORP AND SUBSIDIARY


     The condensed consolidated financial statements included herein have been prepared by Production Operators Corp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The term "Company" as used herein refers to Production Operators Corp and its operating subsidiary, Production Operators, Inc., together with its subsidiaries, unless the context otherwise indicates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form l0-K. In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of their operations for the six months ended March 31, 1997 and 1996 and their cash flows for the six months ended March 31, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


             PRODUCTION OPERATORS CORP AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
            AS OF MARCH 31, 1997 AND SEPTEMBER 30, 1996
                          (000'S OMITTED)


                                                     March 31,  September 30,
                                                       1997          1996
                                                     ---------  -------------
                                                    (Unaudited)
     ASSETS
       Current assets:
         Cash and cash equivalents . . . . . . . .   $  2,226     $   1,466
         Marketable securities . . . . . . . . . .        201           201
         Receivables:
           Sales and services, net of reserve of
            $203 at March 31, 1997 and $156 at
            September 30, 1996 . . . . . . . . . .     20,801        20,388
           Construction work in progress . . . . .      4,185         4,592

         Inventories - at cost:
           Compressor parts and supplies . . . . .      6,635         6,486
           Construction work in progress . . . . .      1,721         2,433
         Prepaid expenses and other. . . . . . . .      6,530         5,866
                                                    ---------      --------
              Total current assets . . . . . . . .     42,299        41,432

       Property and equipment, at cost, net of
        accumulated depreciation and
        amortization of $107,372 at March 31,
        1997 and $100,940 at September 30, 1996. .    187,428       173,307

       Long-term receivable and other assets . . .     12,323         7,952
                                                     --------      --------
                                                     $242,050      $222,691
                                                     ========      ========
     LIABILITIES AND STOCKHOLDERS' INVESTMENT
       Current liabilities:
         Accounts payable. . . . . . . . . . . . .   $  7,705      $  8,361
         Accrued liabilities . . . . . . . . . . .      6,795        13,084
         Income taxes payable. . . . . . . . . . .        997         1,283
                                                     --------      --------
              Total current liabilities. . . . . .     15,497        22,728

       Senior term notes . . . . . . . . . . . . .     36,084        23,131

       Deferred income taxes . . . . . . . . . . .     24,106        21,178
                                                      -------      --------
       Stockholders' investment:
         Common stock. . . . . . . . . . . . . . .     10,259        10,259
         Additional paid-in capital. . . . . . . .     72,646        72,223
         Retained earnings . . . . . . . . . . . .     85,913        76,294
         Deferred compensation - ESOP. . . . . . .     (1,860)       (2,340)
         Treasury stock. . . . . . . . . . . . . .       (595)         (782)
                                                     --------      --------
            Total stockholders' investment . . . .    166,363       155,654
                                                     --------      --------
                                                     $242,050      $222,691
                                                     =========     ========

                     PRODUCTION OPERATORS CORP AND SUBSIDIARY
                          CONSOLIDATED INCOME STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                (UNAUDITED-000'S OMITTED EXCEPT PER SHARE AMOUNTS)


                                             Quarter Ended     Six Months Ended
                                               March 31,           March 31,
                                          -----------------   -----------------
                                            1997     1996       1997    1996
                                          -------  -------    ------- -------
    Net revenues from sales and
     services and other income . . . .    $28,181  $21,743    $54,928 $43,867
                                          -------  -------    ------- -------
    Costs and expenses:
      Cost of sales and services . . .     12,294    9,362     24,240  19,131
      Depreciation and amortization. .      4,590    3,890      8,988   7,617
      General and administrative
       expenses. . . . . . . . . . . .      1,874    1,790      3,777   3,596
      Interest and debt expenses . . .        517      603        921   1,191
                                          -------  -------    ------- -------
                                           19,275   15,645     37,926  31,535
                                          -------  -------    ------- -------
    Income before income taxes . . . .      8,906    6,098     17,002  12,332
    Provision for income taxes . . . .      3,143    1,985      5,975   4,162
                                          -------  -------    ------- -------
    Net income . . . . . . . . . . . .    $ 5,763  $ 4,113    $11,027 $ 8,170
                                          =======  =======    ======= =======
    Net income per share:
     Primary and fully diluted:           $   .56  $   .40    $  1.07 $   .80

    Weighted average shares
     outstanding . . . . . . . . . . .     10,342   10,282     10,327  10,270

    Dividends per share. . . . . . . .    $   .07  $   .07    $   .14 $   .14

    Average shares outstanding upon
     which dividends were accrued. . .     10,205   10,149     10,204  10,148


                      PRODUCTION OPERATORS CORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                             (UNAUDITED-000'S OMITTED)


                                                        Six Months Ended
                                                             March 31,
                                                      --------------------
                                                        1997        1996
                                                      --------    --------
   Cash flows from operating activities:
     Cash received from customers. . . . . . . . . .  $ 51,140    $ 45,813
     Cash paid to suppliers and employees. . . . . .   (33,938)    (25,063)
     Interest paid . . . . . . . . . . . . . . . . .      (920)     (1,078)
     Income tax paid . . . . . . . . . . . . . . . .    (3,156)     (1,016)
     Interest and dividends received . . . . . . . .        94         253
     Other income. . . . . . . . . . . . . . . . . .       387         365
                                                      --------    --------
                                                        13,607      19,274
                                                      --------    --------
   Cash flows from investing activities:
     Net additions to property and equipment . . . .   (24,200)    (12,486)
     Proceeds from sale of property and equipment. .     5,144       3,978
     Other . . . . . . . . . . . . . . . . . . . . .    (6,066)       (647)
                                                      --------    --------
                                                       (25,122)     (9,155)
                                                      --------    --------
   Cash flows from financing activities:
     Additions to (reduction of) net borrowings
      on long-term senior notes. . . . . . . . . . .    12,953      (9,722)
     Dividends paid. . . . . . . . . . . . . . . . .    (1,429)     (1,421)
     Reduction of deferred compensation under
      Company's ESOP Plan. . . . . . . . . . . . . .       480         495
     Cash received upon exercise of stock options. .       363         279
     Cash bonus paid upon exercise of stock options.       (59)        (49)
     Repurchases of stock awards . . . . . . . . . .       (33)        (48)
                                                      --------    --------
                                                        12,275     (10,466)
                                                      --------    --------
   Net increase (decrease) in cash and                     760        (347)
    cash equivalents . . . . . .
   Cash and cash equivalents at beginning of year. .     1,466         985
                                                      --------    --------
   Cash and cash equivalents at end of quarter . . .  $  2,226    $    638
                                                      ========    ========



                      PRODUCTION OPERATORS CORP AND SUBSIDIARY
     RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                  FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                             (UNAUDITED-000'S OMITTED)


                                                        Six Months Ended
                                                            March 31,
                                                      --------------------
                                                        1997        1996
                                                      -------     -------
   Net income. . . . . . . . . . . . . . . . . . . . .$11,027     $ 8,170
                                                      -------     -------
   Adjustments:
     Depreciation, depletion and amortization. . . . .  8,988       7,617
     Provision for deferred income tax . . . . . . . .  2,928       2,596
     Provision for tax benefits on stock option
      exercises and ESOP dividends . . . . . . . . . .    177          88
     Issuance of stock awards. . . . . . . . . . . . .    183         228
     Provision for bad debts . . . . . . . . . . . . .     47          13
     Gain on sale of property and equipment. . . . . . (2,365)     (1,241)
     Increase (decrease) in receivables. . . . . . . . (1,768)      3,011
     Decrease in inventories . . . . . . . . . . . . .    563       1,099
     Increase in prepaid expenses and other. . . . . .   (664)       (516)
     Decrease in long-term receivable and
      other assets . . . . . . . . . . . . . . . . . .  1,722       1,568
     Decrease in accounts payable. . . . . . . . . . .   (656)     (4,417)
     Increase (decrease) in accrued liabilities. . . . (6,289)        596
     Decrease in current tax benefit . . . . . . . . .     --         462
     Decrease in income taxes payable. . . . . . . . .   (286)         --
                                                      -------     -------
                                                        2,580      11,104
                                                      -------     -------
   Net cash provided by operating activities . . . . .$13,607     $19,274
                                                      =======     =======



                               MANAGEMENT'S DISCUSSION
                         AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


          Results of Operations - The Company reported net revenues from sales and services and other income for the three and six months ending March 31, 1997 of $28,181,000 and $54,928,000 respectively, reflecting increases of $6,438,000 (30%) and $11,061,000 (25%) over the same periods in the prior year.

          Revenues from contract gas handling services increased $6,480,000 (30%) to $27,945,000 and $11,364,000 (26%) to $54,565,000,
          respectively, during the second quarter and six months ended March 31, 1997 as compared to the year ago periods. Revenues from installation, demobilization, construction and equipment sales grew at a more rapid rate than horsepower as activity continued to increase with domestic alliances, especially client owned equipment.

          The Company's fleet of revenue producing compression equipment, including operations of customer owned units, averaged 487,000 and 473,000 horsepower during the second quarter and six months of the current fiscal year, as compared to 393,000 and 387,000 horsepower last year, increases of 24% and 22%, respectively, for the comparative periods. At its March 31, 1997 quarter end, the Company had operating horsepower of 507,000 with a backlog, including client owned units, of 72,000 horsepower which compares to 406,000 and 35,000, respectively, a year ago. Average realized price per horsepower decreased 1.8% and 2.4%, respectively, during the second quarter and six months ended March 31, 1997 as compared to the year ago periods due to a substantial increase in client owned revenue producing horsepower where the revenue per horsepower is lower. Average realized price per horsepower on company owned units increased modestly.

          Other income, consisting principally of rents, interest and sales of miscellaneous assets was $236,000 and $363,000 for the three and six months ended March 31, 1997 as compared to $278,000 and $666,000 for the comparable periods last year. The decrease in other income was due primarily to a charge related to the retirement of computer hardware during the fiscal 1997 first quarter.

          Operating income from contract gas handling services (revenues less cost of services and depreciation) for the three and six month periods ended March 31, 1997 increased $2,848,000 (35%) to $11,061,000 and $4,884,000 (30%) to $21,337,000, respectively, compared to the year ago periods. This growth continues to be driven by the growth in revenue producing horsepower from the expansion of the Company s domestic alliance relationships, the continued expansion of international operations and improvement in operating expense margins.

          The provision for depreciation and amortization increased $700,000 (18%) to $4,590,000 and $1,371,000 (18%) to $8,988,000
          respectively, for the second quarter and six months ended March 31, 1997 primarily due to the increase in horsepower previously noted. General and administrative expenses increased $84,000 (5%) to $1,874,000 and $181,000 (5%) to $3,777,000, respectively for the second quarter and six months ended March 31, 1997. Interest expense for the second quarter and six months ended March 31, 1997 improved to $517,000 and $921,000, respectively, compared to $603,000 and $1,191,000 a year ago.

          Income tax expense for the second quarter was $3,143,000, an average effective tax rate of 35% as compared to $1,985,000, an average effective tax rate of 33% in the comparable quarter a year ago. Income tax expense for the six months ended March 31, 1997 was $5,975,000, an average effective tax rate of 35% as compared to $4,162,000, an average effective tax rate of 34% for the year ago period.

          On February 7, 1997, the Company announced the award and signing of a service contract by Lagoven, S.A., a subsidiary of Petroleos de Venezuela, to Williams International Company ( Williams ) and the Company, which is to be the largest outsourced natural gas injection project in Venezuela. The project involves the design, construction, and twenty year total responsibility operation of facilities to provide gas compression, transmission and injection services into Lagoven s prolific El Furrial reservoir in northeastern Venezuela. The facilities will handle over 600 million cubic feet of natural gas per day and require 112,000 horsepower of compression equipment. Williams and the Company will construct and manage the project through a joint venture with ownership interests of two-thirds and one-third, respectively. Funding for a significant portion of the approximate $200 million in investment costs is expected to be provided by limited or non-recourse, project based financing with the remainder to be provided by equity investments from the two companies.

          On February 27, 1997, the Company announced a definitive agreement to be acquired by Camco International Inc. ( Camco ), a company focused on providing high quality, value added oilfield products and services in over fifty foreign countries. Under the terms of the agreement, each common share of the Company will be exchanged for 1.3 common shares of Camco in a transaction expected to be tax free and that will be accounted for as a pooling of interests. Management believes the acquisition of the Company by Camco will enhance the Company s international expansion opportunities because of Camco s existing infrastructure of offices, clients and business relationships. The merger is subject to regulatory approvals and the approval of the shareholders of both companies. Closing is expected to take place by the end of the second calendar quarter of 1997.

          Liquidity and Capital Resources - As of March 31, 1997, the Company's cash position was $2,226,000 versus $1,466,000 at the close of the prior fiscal year ended September 30, 1996. The principal sources of cash during the period were internally generated funds from operating activities of $13,607,000, proceeds from the sale of property and equipment of $5,144,000 and additional bank borrowings totaling $12,953,000. The primary uses of cash were capital expenditures of $24,200,000, payment of dividends amounting to $1,429,000, and additions to other long-term assets of $6,066,000. Additions to other long-term assets consisted primarily of investments in the El Furrial project previously discussed, international importation and installation, and information system development.

          Accounts receivable for sales and services increased $413,000 to $20,801,000 at March 31, 1997 as compared to yearend 1996 principally due to the increased revenue during the quarter from the additional revenue producing horsepower previously noted. Accounts receivable from construction work in progress decreased $407,000 to $4,185,000 as certain domestic projects were completed and collected during the quarter. Inventories of compressor parts and supplies increased $149,000 to $6,635,000 primarily due to continued expansion internationally. Construction work in progress decreased $712,000 to $1,721,000 due to the completion of certain projects previously noted. Long-term receivable and other assets increased $4,371,000 to $12,323,000 as previously discussed above under uses of cash.

          Accounts payable decreased $656,000 to $7,705,000 and accrued liabilities decreased $6,289,000 to $6,795,000 due to the completion of obligations under certain contractual arrangements for the fabrication of client owned units. Since year end, bank borrowings increased $12,953,000 to $36,084,000 to meet cash requirements for operating expenditures and capital expenditures not provided by cash flow from operations. Management expects cash requirements for the remainder of fiscal 1997 to be satisfied from cash on hand, cash flow from operations and additional bank borrowings as required, including project based financing for the El Furrial project previously discussed.

          PART II.  OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   The Registrant made no filing on Form 8-K during the
               period January 1, 1997 and March 31, 1997.

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


          Date:    May 14, 1997